Form 10QSB
period 1999-09-30
GAMEPLAN INC
filed 1999-11-12
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                     0-27305

                                   GAMEPLAN, INC.
                 (Name of Small Business Issuer in its Charter)


                NEVADA                                 87-0493596
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                               3701 FAIRVIEW ROAD
                                 RENO, NV 98511
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (775)853-3980

                              None, Not Applicable;
                                      -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes     No        X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               September 30, 1999
                                    15,225,000




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                             Condensed Balance Sheet
                                   (Unaudited)

                                     ASSETS


                                                                     September 30, 1999
                                                                   -----------------------
Current Assets
  Cash                                                             $                3,856
                                                                   -----------------------
          Total Current Assets                                                      3,856

Equipment, net                                                                     10,265
Other Assets                                                                            0
                                                                   -----------------------
TOTAL ASSETS                                                       $               14,121
                                                                   =======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                                          $              24,927

                                                                  ----------------------
          Total Current Liabilities                                              24,927

Long-term liabilities
      Notes payable                                                              258,938
                                                                  ----------------------
          Total Liabilities                                                      283,865
Stockholders' Equity
     Common stock                                                                15,225
     Additional paid in capital                                                 727,566
     Accumulated deficit during development stage                            (1,012,535)
                                                                  ----------------------
          Total Stockholders' Equity                                           (269,744)
                                                                  ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $              14,121
                                                                  ======================


                  See accompanying notes and Independent Accountants' report





                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                       Condensed Statements of Operations
                                   (Unaudited)




                                    For the Three           For the Three
                                    Months Ended            Months Ended
                                  September 30, 1999      September 30, 1998
                               ----------------------- -----------------------

Revenues                       $                   -0- $                  -0-
                               ----------------------- -----------------------

General and administrative
expense                                        14,772                   1,240
                               ----------------------- -----------------------
Operating Loss                                (14,772)                 (1,240)

                               ----------------------- -----------------------
Net Loss                       $              (14,772) $               (1,240)
                               ======================= =======================

Net Loss per Share             $                (0.01) $                (0.01)
                               ======================= =======================

Weighted Average Number
of Shares Outstanding
                                           15,225,000             15,200,000
                               ======================= =======================













                  See accompanying notes and Independent Accountants' report






                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                       Condensed Statements of Operations
                                   (Unaudited)




                                    For the Nine            For the Nine
                                    Months Ended            Months Ended
                                  September 30, 1999      September 30, 1998
                               ----------------------- -----------------------

Revenues                       $                  -0-  $                  -0-
                               ----------------------- -----------------------

General and administrative
expense                                        35,601                  12,923
                               ----------------------- -----------------------
Operating Loss                                (35,601)                (12,923)

                               ----------------------- -----------------------
Net Loss                       $              (35,601) $              (12,923)
                               ======================= =======================

Net Loss per Share             $                (0.01) $                (0.01)
                               ======================= =======================

Weighted Average Number
of Shares Outstanding
                                           15,216,667             15,200,000
                               ======================= =======================













                  See accompanying notes and Independent Accountants' report






                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                      For the Three           For the Three
                                                      Months Ended            Months Ended
                                                 September 30, 1999         September 30, 1998
                                                 ----------------------- -----------------------
Cash Flows Used for Operating Activities:


  Net Loss                                       $              (14,772) $               (1,240)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation
                                                 ----------------------- -----------------------
Net Cash Flows Used for Operating Activities                    (14,772)                 (1,240)


Cash Flows Used for Investing Activities:

                                                 ----------------------- -----------------------
 Net Cash Flows Used for Investing Activities                        -0-                     -0-



Cash Flows Provided by Financing Activities
  Principal increase shareholder loan                             21,500                   1,500

                                                 ----------------------- -----------------------
Net Cash Flows Provided by Financing                              21,500                   1,500
Activities

Net Increase (Decrease) in Cash                                   6,728                     260
Beginning Cash Balance                                           (2,872)                    708
                                                 ----------------------- -----------------------
Ending Cash Balance                              $                3,856  $                  968
                                                 ======================= =======================

                  See accompanying notes and Independent Accountants' report





                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                      For the Nine            For the Nine
                                                      Months Ended            Months Ended
                                                 September 30, 1999         September 30, 1998
                                                 ----------------------- -----------------------
Cash Flows Used for Operating Activities:


  Net Loss                                       $              (35,601) $              (12,922)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation                                                     3,764
  Increase in other current assets
  Increase (decrease) in current liabilities

                                                 ----------------------- -----------------------
Net Cash Flows Used for Operating Activities                    (31,837)                (12,922)


Cash Flows Used for Investing Activities:

                                                 ----------------------- -----------------------
 Net Cash Flows Used for Investing Activities                        -0-                     -0-



Cash Flows Provided by Financing Activities
  Principal increase shareholder loan                            33,000                   13,850
  Stock issued for options                                        2,500
                                                 ----------------------- -----------------------
Net Cash Flows Provided by Financing                             35,500                   13,850
Activities

Net Increase (Decrease) in Cash                                   3,663                      928
Beginning Cash Balance                                              193                       41
                                                 ----------------------- -----------------------
Ending Cash Balance                              $                3,856  $                   969
                                                 ======================= =======================

                  See accompanying notes and Independent Accountants' report




                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                     Notes to Condensed Financial Statements
                                 August 31, 1999


        PRELIMINARY NOTE

        The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


               ORGANIZATION AND MERGER

        GamePlan, Inc. ("GamePlan" or "Company") was originally incorporated under the laws of the State of Utah on August 26, 1981, as Sunbeam Solar, Inc. The Company was dormant until April 27, 1984, at which time common stock was issued. On December 23, 1991, the Company entered into a plan of merger with GamePlan, Inc., a Nevada corporation. GamePlan, Inc. was the surviving corporation. The Company is in the development stage and is exploring new ideas for its planned principal operations.


        COMMON STOCK

        On February 4, 1999, a director exercised options to purchase 25,000 shares of common stock at $0.10 per share. The Company received $2,500 on March 25, 1999.

     Item 2.Management's Discussion and Analysis or Plan of Operation. Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or since before April 1986. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $100,000 without prior board approval, and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any strategic alliances.

     Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 1999, or since on or before approximatly 1986. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,132, stemming from general, administrative and tax expenses.

     Liquidity

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $1,390.

     Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possiblity exists that the Company may merge with or acquire a business that will be negatively affected by the "Y2K" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Comnpany identifies a merger or acquisition target.

     PART II - OTHER INFORMATION

     Item 1.Legal Proceedings.

     None; not applicable.

     Item 2.Changes in Securities.

     None; not applicable

     Item 3.Defaults Upon Senior  Securities.

     None; not applicable.

     Item 4.Submission of Matters to a Vote of Security Holders.

     None; not applicable

     Item 5.

     The company filed a Form 10-SB Registration  Statement on September
     27, 1999, and has been notified by the Securities and Exchange Commission that the filing is cleared from all comments and will be effective on November 23, 1999.

     Item 6.Exhibits and Reports on Form 8-K.

     None; not applicable

     (b)Reports on Form 8-K.

     None; Not Applicable.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GAMEPLAN, INC.



Date: 11/11/99    /S/ ROBERT G. BERRY
                  --------------------------------------
                  Robert G. Berry, President and Director



Date: 11/11/99    /S/ SHAYNE DEL COHEN
                  --------------------------------------
                  Shayne Del Cohen, Secretary and Director