Form 10KSB
period 1999-12-31
GAMEPLAN INC
filed 2000-03-30
CIK 1095146

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                   -----------
                                     0-27305


                                 GAMEPLAN, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             87-0493596
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                               3701 FAIRVIEW ROAD
                                 RENO, NV 98511
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (775) 853-3980

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       OTCBB
Securities Registered under Section 12(g) of the Exchange Act:   Common


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:

                            December 31, 1999 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1999 - $4,614. There are approximately 4,614,000 shares of common voting stock of the Company not held by affiliates. Because there has been no established "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 JANUARY 20, 2000
                                    15,225,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

 On August 26, 1981, Sunbeam Solar Inc. (the "Predecessor Company") was organized under the laws of the State of Utah. The Company was dormant until April 27, 1984, at which time common stock was issued. The Company offered and sold 2,500,000 shares of common stock to Utah residents and 750,000 shares of common stock to the officers and directors. The offering was completed in May 1985.

     In December 1991, the Predecessor Company reverse split its issued and outstanding common stock on the basis of 1 for 5.

     In December 1991, GamePlan, Inc. (the "Company") was incorporated in the State of Nevada for the sole purpose of merging the Predecessor Company with and into The Company. The Company's initial authorized capital was 50,000,000 shares, consisting of 10,000,000 shares of preferred voting stock, par value of One Mill ($0.001) and 40,000,000 shares of common voting stock, par value of One Mill ($0.001). A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated herein by reference. See Item 13.

     On December 23, 1991, the Predecessor Company entered into a plan of merger with the Company. On December 31, 1991, Articles of Merger were filed, which included the Plan of Merger as Exhibit A. The Company was the surviving entity. A copy of the Articles of Merger is attached hereto and is incorporated herein by reference. See Item 13. GamePlan Inc. was and is the surviving corporation

     On December 30, 1993, the Company's Articles of Incorporation were amended to change the authorized capital to 40,000,000 shares of $.001 par value common stock with all stock of the corporation to be of the same class, common, and have the same rights and preferences. In addition, Article V was amended as follows: "The authorized and treasury stock of this corporation may be issued at such time, upon such terms and conditions and for such consideration as the Board of Directors shall determine. Shareholders shall not have pre-emptive rights to acquire unissued shares of stock of this corporation. Cumulative voting on the election of directors or on any other matter submitted to the stockholders shall not be permitted." A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated herein by reference. See Item 13.

     On September 22, 1999, the Company incorporated a wholly-owned subsidiary, in the State of Nevada, under the name "Gameplaninc.com". The Board of Directors has authorized the Company to convey all assets, liabilities and operations to the subsidiary at an undetermined date. As of the date of this report, no action has been taken, nor does management anticipate the conveyance unless the Company is party to a reorganization or merger.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

     In November 1991, Robert G. Berry individually purchased a majority of the issued and outstanding common stock of the Predecessor Company. Subsequently, the former officers and directors resigned. In 1997 Mr. Berry conveyed his entire common stock ownership to The Robert G. Berry Trust, of which he is the sole trustee (the "Trustee"). Mr. Berry does not individually own any shares in the Company. The Trust has been the majority shareholder of the Company since that time. Mr. Berry has been the Director, President, Chief Executive Officer and Treasurer of the Company ever since.

     In December of 1991, the Company merged with the Predecessor Company, leaving the Company as the surviving corporation. Mr. Berry is and remains a Director and President. A copy of the Articles of Merger are attached hereto and is incorporated herein by reference. See Item 15.

     The Company terminated its gaming consulting business in 1995. Since that time the Company has been preparing a business plan. See Item 2.

Principal Products and Services.
--------------------------------

     The following products and services reflect the development stage of the business plan and do not represent operations of the Company. The Company will be required to obtain financing in the next twelve months, of approximately $5,000,000, if operations are to progress past research and development and does not warrant the practicality or the likehood of success.

     Over the last several years, the Company has been developing a business plan that focuses on the use of internet technology case evaluation software to offer legal products and services. The Company intends to provide the public a user-friendly and effective tool to seek qualified legal professional services consistent with their legal needs. The proposed system will have the ability to provide effective communication, control legal expenses, and monitor litigation activity between the client and the representative attorney. The Company will seek to provide attorneys with alternatives to traditional forms of marketing (i.e. TV, radio, newspaper and telephone book ads) to solicit clients in a respectable, ethical, tasteful manner consistent with the high standards of the legal profession.

    The principal products being developed by issuer during the next twelve months; subject to receipt of substantial additional funding, as to which the Company can make no assurances.

       Client Products and Services.

       The Company will continue to design and implement the information handling infrastructure used by the general public to initiate, communicate, facilitate, and consummate legal service request within the attorney network. The "user friendly" gateway interface will utilize communication technology to include telephone, Internet, WebTV, personal planning devices and the like.

       Through the gateway interface the public will have the ability to easily and accurately review the qualification of any attorney member, interview and select an attorney within the venue and geographical region determined by the type of legal request. Moreover, the public will have the ability to communicate with the attorney and actively participate in the legal process.

       Attorney Products and Services.

       The Company will continue to design and develop a private / secure information network infrastructure to provide attorney members with an easy-to-use gateway interface providing attorney members with access to a personal "Virtual Network" to post resumes, pictures, and geographical location for public viewing to use as objective criteria for attorney selection. Moreover, the network will query the attorney when a legal service request has been initiated and prompt the attorney to respond and initiate a meaningful dialog with the client(s) using a private secure mode of communication.

     In addition, through a secure extranet, the attorney will have access to legal research tools, negotiation materials, proprietary case evaluation software, co-ordination of efforts with colleagues throughout the United States, timely distribution of legal news and current reliable information concerning national legal developments. The Company also hopes to provide annual dispute resolution training and seminars. However, these services have not progressed past theoretical discussion as they related to the Company's business plan and no contracts have been entered into or development of such intellectual property has transpired. In addition, the Company does not have nor does it anticipate to have the capital resource available to acquire or develop such products at this time.

      The Company's Internal Infrastructure:

       The Company will continue to design the necessary infrastructure required to facilitate the administrative functions of the network such as; computing, billing, intra-communications, marketing, and human and quality control resources. Assuming the Company is able to satisfy funding requirements, a consultant, who is yet to be identified, will be contracted to develop the system.

       The Selection of Attorney Members.

       The Company will continue to design and develop the infrastructure required to build an attorney enrollment system. It is the intention of management to develop criteria that yields only highly qualified, ethical attorneys with proven track records.

       Management believes that if rigorous selection criteria is developed for member attorneys the Company will better serve the responsibility that is given to attorney members to honestly and truthfully represent the general public and the attorney network alike. Once established, the exclusivity of being a member of a reputable attorney network will be heavily marketed to potential members and to the general public as well.

Distribution Methods of the Products or Services.
-------------------------------------------------

    Upon the implementation of the Company's proposed business operations, the use of a secure digital information system that connects members, general public and resources will be required but no development in this area has commenced or will be necessary for another year. The Company will seek to take advantage of existing communication technologies commonly available and may utilize such media as WebTV, Internet, digital cable, digital wireless devices, personal hand-held devices, automobile communication devices, teleconferencing and telephonic systems.

        Express mail will be used if verification and authentication of documents presents a security or legally enforceable problem.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Due to the lack of companies that perform all or most of the business operations that the Company is proposing within this theoretical construct, there may exist barriers to entry or unforeseen factors that make the business plan an unfeasible pursuit. The Company, given its early stage of development may refine, rewrite, or abandon some or all of the intended services, thereby changing the competitive environment within which it operates.

        Management is not aware of any comparable companies that employ state-of-the-art information technologies, to provide a platform by which the general public can effectively retain an attorney, request legal services, control legal cost and effectively communicate with qualified attorneys.

        Moreover, no company exists, or is not found, that provides the infrastructure for an attorney membership to securely and easily interact to attain information, exchange information among colleagues, acquire legal support services, or resolve legal disputes.

        Competitive advantages or disadvantages directly related to the Company's ability of operate and provide services in an established market place cannot be determined until the Company defines, implements and begins providing products or services. Potential competitive factors may include pricing, reputation, performance record, quality of work and existence of on-going client relationships. Large national support service providers, on any given engagement, may have a competitive advantage over the Company with respect to one or more of these competitive factors. In addition, smaller local or regional firms, while not offering the range of services provided by the Company, are often able to provide the lowest price. The fragmented nature of the legal support services industry may also provide opportunities for large companies that offer complementary services to enter the market through acquisition. In the future, these and other competitive pressures could require the Company to reduce its fees or increase it spending for marketing to attract business. No assurances can be given that the Company will have the financial resources and the marketing capabilities to compete successfully in the future.

        Legal research sites, such as LawLib, at Washburn University, and the Legal Information Institute at Cornell University are available as legal background resources to the general public; however, these may be integrated as a resource that can be easily accessed and used by attorney members under the Company's proposed business plan. Therefore, these resources are not viewed as competition to the issuer, but are attractive attributes for free legal resources to heightened the conscience-awareness of the legal system to the general public and attorneys alike.

        The two main electronic legal searchable databases in America are WESTLAW and LEXIS- NEXIS. Each has a nationwide database that contains information on nearly every aspect of the law with hyperlinks to related materials. Theses electronic publishers are not competition to the Company; rather, the services of one or the other, or similar smaller electronic publisher such as LOISLAW, would be seamlessly integrated into one of numerous attorney support products offered to attorney members by the Company as proposed in the business plan.

        In addition, LEXIS-NEXIS provides one of the few attorney rating systems in its publication Martindale-Hubbel. This information will serve as objective criteria for attorney membership admission and is applauded by the Company as a viable resource for the general public to use to retain a reputable attorney.


Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     The Company continues to identify strategic relationships that will further result in a competitive advantage, once operations commence. While the Company does not have the any funds to pursue any agreements with the companies identified below, they have been identified as providing a potential competitive advantage.

        The Company would benefit by a long term licensing agreement with either WESTLAW, LEXIS NEXIS or LOISLAW to secure access to their databases. No agreements are in place but preliminary informal discussions have taken place with representatives of WESTLAW and LEXIS NEXIS.

        The Company is not limited to any number of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     The Company currently has no intellectual property rights on either its business plan or software development.

     The Company has not entered into any labor contracts. The Company has applied for trademarks on six different acronyms that are intended to help the Company establish name recognition once operations commence. In addition, the Company has obtained 28 different e-commerce domain names to deter future competitors from realizing any gain from the Company's name recognition.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     Mr. Robert G. Berry has spend an estimated 2,000 hours a year for the past four years developing the Company's business plan. The plan, dealing with the background information for the business opportunities, will be published shortly after the first of next year in the hopes of securing credibility that will aid in the funding process. The confidential business aspects of the plan will also be completed by the first of next year.

     If the Company is to implement its business plan, in its entirety, estimated capital requirements of $5,000,000 or more for the next twelve months must be obtained. No agreements, or potential investors have been identified with respect to the capital requirements and the Company's ability to continue research and development is considered speculative.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     The Company has no paid employees. Robert G. Berry, President and trustee for the majority shareholder, has experience in the industry and management expects that he will have a significant effect on the Company's business.

Item 2.  Description of Property.
         -----------------------

        The Company has no assets, with the exception of a few items of property that are in storage. Its principal executive office address and telephone number are the home address and telephone number of Robert G. Berry, the Company's President, and are provided at no cost. Other than the development of the business plan, the Company has not commenced operations. Other activities have been limited to maintaining good standing status in the State of Nevada and preparing this Registration Statement and the accompanying financial statements. Other than the business plan that The Robert G. Berry Trust has previously been compensated for in the form of 3,000,000 shares of the stock of the Company, the remaining activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Berry of providing the use of his office and telephone have been minimal.


Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     Although the Company's common stock is quoted on the OTC Bulletin Board ("GPLA") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Sales of Unregistered Securities,".

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 107.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On October 7, 1996, the Company issued 4,500,000 shares of $.001 par value common stock in satisfaction of a $350,000 and $100,000 note payable. Robert G. Berry, the Company's President and a Director, was issued 3,500,000 shares and Darlene Davis was issued 1,000,000 shares. Subsequently, Mr. Berry conveyed this stock grant to the Trust, of which he is the sole trustee.

     In 1998, 3,000,000 shares of common stock were issued to the Trust for the development of a new business plan.

     On or about March 31, 1999, Shayne Del Cohen exercised an option to purchase 25,000 shares of common stock at 10 cents per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. Currently, the Company has no operations and no means to obtain the capital necessary to begin operations.

        The Company's plan of operation for the next 12 months is to design and develop the communication architecture based upon internet technology that will provides the "backbone" for the successful delivery of the aforementioned products and services to attorneys and the general public alike. See Item 1, Principal Products and Services.

     The Company can make no assurance that the proposed business purpose will prove to be viable, due to the early stage of development, and management may elect to spin-off the wholly-owned subsidiary and reorganize the Company with a private entity that has current business operations.

     The Company will take as necessary steps to keep the Company in good standing, prudently investigate and review any potential business venture opportunities, such as, the spinning off these proposed operations into a subsidiary that is not subject to reporting requirements until such time as the Company can develop the business plan to the point that actual operations will be conducted. Furthermore, some stockholders would receive stock positions in both the subsidiary and parent company which would be reorganized with a company that has actual operations if, in fact, a reorganization or merger is accomplished.

        The Company will continue to seek loans from the principal stockholder to fund needed capital for development. Any such loan will not exceed $100,000 without prior Board of Director approval and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

        The costs incurred during this period will range from $50,000 to $100,000 dollars.

Results of Operations.
----------------------

     The Company has had no material operations for over three years. It has incurred losses of ($46,310) and ($47,807), for the years ended December 31, 1999 and 1998, respectively.

Liquidity.
---------

The Company had no liquidity during the years ended December 31, 1998 and 1997 except for the sale of 25,000 shares to Shayne Del Cohen who exercised an option to purchase these shares for $2,500 on March 31, 1999.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - December 31, 1999

          Statements of Operations for the years ended
          December 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          December 31, 1999 and 1998

          Notes to the Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

None; Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all former directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Robert G. Berry ..Director,        12/91               *
                  President,
                  C.E.O.,
                  Treasurer

Shayne Del
Cohen ............Director and     04/92               *
                  Secretary


Robert E. Deer ...Director         12/93               *


Jon T. Jenkins ...Director and     12/91               12/96
                  Executive V.P


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Robert G. Berry, President and a director is 64 years of age. Mr. Berry received a BA from the University of Nevada in 1961 and a JD in 1963 from University of Notre Dame Law School. After spending four years in the District Attorney's office in Reno, NV., he joined the law firm of Laxalt and Berry in Carson City Nevada. His principal practice areas were plaintiff's personal injury litigation and regulatory work. While still practicing, Mr. Berry entered into a number of business ventures including shopping center and condominium development, restaurants and cattle feeding and breeding. Mr. Berry left the active practice of law in 1977 and engaged in more than 50 business ventures and operations. His last was the development of a new town in eastern Nevada. After a brief retirement period, Mr. Berry attended Harvard Law School's Program on Negotiation and Mediation in 1996, commercial mediation from A.D.R. Inc. in 1997, and advance mediation from John Paul Jones Group in 1997. In addition to writing the business plan, Mr. Berry is a Nevada Supreme Court Settlement Judge and a private mediator.

     Shayne Del Cohen, Secretary and a director is 54 years of age. Ms. Del Cohen graduated from Columbia Pacific University in 1988 with a Ph.D. in International Law, M.A. International Law from the School for International Training in 1988 and a B.A. in Community Development from Friends World College in 1970. Ms. Del Cohen is an independent Management and Development consultant since 1988.

     Robert E. Deer, a director is 57 years of age. Mr. Deer received a B.S. degree in Geology from the University of Wisconsin in 1966. Mr. Deer has also earned a Masters of Science in Water Resource Management from the University of Wisconsin in 1977 and a masters in Urban and Regional planning also from the University of Wisconsin in 1976. Mr. Deer has been employed as the area director of the Wisconsin Department of Natural Resources and other positions within the agency. He is now retired.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers. See "Number of Employees."

Family Relationships.
---------------------

     There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3, Initial Statements of Beneficial Ownership of Securities, have not yet been filed for the Officers and Directors as well as the 10% shareholders as of the date of this report.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Robert G.
Berry,        12/31/99    0     0     0     0      0     0   0
President,    12/31/98    0     0     0     0      0     0   3,000,000*
Director      12/31/97    0     0     0     0      0     0   0


Shayne
Del Cohen     12/31/99    0     0     0     0      0     0   25,000
Secretary/    12/31/98    0     0     0     0      0     0   0
Director      12/31/97    0     0     0     0      0     0   0


Robert        12/31/99    0     0     0     0      0     0   0
Deer,         12/31/98    0     0     0     0      0     0   0
Secretary     12/31/97    0     0     0     0      0     0   0
Director

* see the caption "Recent Sales of Securities"

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999, 1998, or 1997, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of January 20, 2000, with the computations being based upon 15,225,000 shares of common stock being outstanding.


                                   Number of Shares           Percentage
Name                              Beneficially Owned          of Class (1)
----------------                  ------------------           --------
    The Robert G. Berry .......         9,522,000            62.54%
    Trust, Robert G. Berry
    Trustee
    3701 Fairview Road
    Reno, NV 98511

    Darlene Davis .............         1,025,000            06.73%
    7375 S. Valley View Blvd
    Las Vegas, NV 89139

    Jon T. Jenkins ............           864,000            05.67%
    14603 Fountain Hills Blvd
    Fountain Hills, AZ. 85268

    Nation of the Menominee ...         1,200,000            07.88%
    Tribe of Wisconsin
    P.O. Box 910
    Keshena, WI 54135
                                         -------             -----
                                       12,611,000            82.8%


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                               Number of             Percentage of
Name and Address        Shares Beneficially Owned     of Class *
----------------        -------------------------     --------
Robert G. Berry .......           9,522,000              62.54%
3701 Fairview Road
Reno, NV 98511

Shayne Del Cohen ......              25,000               0.2%
2450 Lymbery #205
Reno, NV 89509

Robert E. Deer ........                   0               0
201 E. Fairview
Green Bay, WI 54310

                                    -------              ------
All directors and
executive officers                9,877,000             62.74%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

None.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------
  27                                 Financial Data Schedule

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GAMEPLAN, INC.



Date: March 30, 2000                   /S/ ROBERT G. BERRY
                                       Robert G. Berry
                                       President and Sole Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:


                                        GAMEPLAN, INC.



Date: March 30, 2000                   /S/ ROBERT G. BERRY
                                       Robert G. Berry
                                       President and Sole Director

                                 GAMEPLAN, INC.
              Including the accounts of its wholly-owned subsidiary
                                 Gameplaninc.com
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

                       [WITH INDEPENDENT AUDITORS' REPORT]

                                 GAMEPLAN, INC.
                          [A Development Stage Company]


                                TABLE OF CONTENTS

                                                                            Page

Independent Auditors' Report                                                  1

Consolidated Balance Sheets -- December 31, 1999 and 1998                     2

Consolidated Statements of Operations for the Years Ended December 31,
1999 and 1998, and for the Period from Inception [April 27, 1984] through
December 31, 1999                                                             3

Consolidated Statements of Stockholders' Equity/(Deficit) for the Years
Ended December 31, 1999 and 1998, and for the Period from Inception
[April 27, 1984] through December 31, 1999                                 4 - 5

Consolidated Statements of Cash Flows for the Years Ended December 31,
1999 and 1998, and for the Period from Inception [April 27, 1984] through
December 31, 1999                                                             6

Notes to Financial Statements                                             7 - 14

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GamePlan, Inc.

We have audited the consolidated balance sheets of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements. We have previously audited the financial statements of GamePlan, Inc. as of, and for the periods ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998, and expressed an unqualified opinion on those statements in our reports dated March 28, 1995, April 22, 1996, March 17, 1997, February 27, 1998 and February 27, 1999, respectively.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 1999 and 1998, and the results of operations and cash flows for the years then ended, and for the period from inception
[April 27, 1984] through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that GamePlan, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced recurring losses from operations since its inception, has a net working capital deficiency and a capital deficit which raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                              Mantyla McReynolds

Salt Lake City, Utah
March 10, 2000



                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                      ASSETS
                                                                                     1999         1998
Current Assets
  Cash  - Note 1 ..........................................................     $   3,400    $       193
                                                                                   ------    -----------
                       Total Current Assets ...............................         3,400            193

Property and Equipment - Note 2
  Property and equipment ..................................................        59,164         57,560
  Less: Accumulated depreciation ..........................................       (51,113)       (43,531)
                                                                                   ------    -----------
                    Net Property and Equipment ............................         8,051         14,029
                                                                                   ------    -----------

                           TOTAL ASSETS ...................................     $  11,451   $     14,222

                                                                                   ======    ===========

                                        LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Current liabilities ......................................................     $    -0-    $        -0-
                                                                                   ------   -----------
                    Total Current Liabilities .............................          -0-             -0-

Long-Term Liabilities
  Payable to shareholders - Note 3 ........................................       291,904        250,865
                                                                                   ------   -----------
                   Total Long-Term Liabilities ............................       291,904        250,865
                                                                                   ------   -----------

                        Total Liabilities .................................       291,904        250,865

Stockholders' Deficit
  Common stock -- $.001 par value; 40,000,000 shares
     authorized; 15,225,000 and 15,200,000 issued and
     outstanding at December 31, 1999 and 1998, respectively ..............        15,225         15,200
  Additional paid-in capital ..............................................       727,566        725,091
  Accumulated deficit during the development stage ........................    (1,023,244)      (976,934)
                                                                                   ------   -----------
                   Total Stockholders' Deficit ............................      (280,453)      (236,643)
                                                                                   ------   -----------
            TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT .....................   $    11,451    $    14,222
                                                                                   ======   ===========



                                  See accompanying notes to financial statements.

                                                         2


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998
  and for the Period from Inception [April 27, 1984] through December 31, 1999


                                                                                                            Inception to
                                                                 1999                    1998                 12/31/98
Revenue
  Consulting fees - Note 3                            $                 -0-   $                 -0-  $             768,042
  Commissions - Note 4                                                  -0-                     -0-                137,034
  Other income - Note 6                                                 -0-                     -0-                 27,168
                                                           -----------------      ------------------      -----------------
                    Total Revenue                                       -0-                     -0-                932,244
General and administrative expenses                                  22,871                  25,209              1,942,456
                                                           -----------------      ------------------      -----------------
                   Operating Loss                                   (22,871)                (25,209)            (1,010,212)
Other Income/(Expense)
  Interest income                                                       -0-                     -0-                 16,064
  Interest expense                                                  (23,439)                (22,598)              (398,455)
  Gain/(loss) on sale of assets - Note 6                                -0-                     -0-                (29,477)
                                                           -----------------      ------------------      -----------------
            Total Other Income/(Expense)                            (23,439)                (22,598)              (411,868)
                                                           -----------------      ------------------      -----------------
                Net Loss Before Taxes                               (46,310)                (47,807)            (1,422,080)
Income taxes                                                            -0-                     -0-                  1,164
                                                           -----------------      ------------------      -----------------
         Net Loss Before Extraordinary Items                        (46,310)                (47,807)            (1,423,244)
Extraordinary items
  "Lost Opportunity" settlement - Note 10                                                                          400,000
                                                           -----------------      ------------------      -----------------
         Net Income from Extraordinary Items                            -0-                     -0-                400,000
                                                           -----------------      ------------------      -----------------
                  Net Income/(Loss)                   $             (46,310)  $             (47,807) $          (1,023,244)
                                                           =================      ==================      =================
Income/(Loss) per share
  Before extraordinary items                          $                (.01)  $                (.01) $                (.26)
  Extraordinary items                                                                                                  .07
                                                           -----------------      ------------------      -----------------
               Income/(Loss) per share                $                (.01)  $                (.01) $                (.19)
                                                           =================      ==================      =================
Weighted average shares outstanding                              15,218,750              15,200,000              5,405,423

                                  See accompanying notes to financial statements.


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 1999 and 1998
  and for the Period from Inception [April 27, 1984] through December 31, 1999


                                                                                             Accumulated
                                                                      Additional           Deficit During               Net
                                     Common             Common          Paid-in            the Development         Stockholders'
                                     Shares              Stock          Capital                 Stage            Equity/(Deficit)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance at Inception, 04/27/84             -0-   $           -0-  $            -0-  $                  -0-  $                -0-
Issued 750,000 shares of
  common stock for cash                750,000               750             2,250                                         3,000
Issued 2,500,000 shares of
  common stock for cash              2,500,000             2,500            19,569                                        22,069
Issued 29,250,000 shares of
 common stock for cash,
  12/31/91                          29,250,000            29,250                                                          29,250
Reverse split [1 for 5] of
  32,500,000 shares of
  common stock outstanding         (26,000,000)          (26,000)           26,000                                           -0-
Expenses of merger and stock
  issuance                                                                 (17,028)                                      (17,028)
Accumulated deficit from
  inception through 12/31/91                                                                        (5,621)               (5,621)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/91                    6,500,000             6,500            30,791                  (5,621)               31,670
Net loss, 1992                                                                                    (326,738)             (326,738)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/92                    6,500,000             6,500            30,791                (332,359)             (295,068)
Issued 1,200,000 shares of
  restricted common stock in
  satisfaction of debt, 12/30/93     1,200,000             1,200           248,800                                       250,000
Net loss, 1993                                                                                    (305,062)             (305,062)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/93                    7,700,000             7,700           279,591                (637,421)             (350,130)
Net loss, 1994                                                                                    (306,974)             (306,974)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/94                    7,700,000             7,700           279,591                (944,395)             (657,104)
Net loss, 1995                                                                                    (215,677)             (215,677)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/95                    7,700,000             7,700           279,591              (1,160,072)             (872,781)




                 See accompanying notes to financial statements.


                                GAMEPLAN, INC.
                         [A Development Stage Company]
           Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 1999 and 1998
  and for the Period from Inception [April 27, 1984] through December 31, 1999
                                   [continued]

                                                                                             Accumulated
                                                                        Additional           Deficit During             Net
                                     Common             Common           Paid-In            the Development         stockholders'
                                     Shares             Stock            Capital                 Stage             Equity/(Deficit)
                                 --------------       ----------    --------------      -------------------     -------------------
Issued 4,500,000 shares of
 common stock in satisfaction
 of debt, 10/07/96                   4,500,000             4,500           445,500                                       450,000
Net income, 1996                                                                                   277,209               277,209
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/96                   12,200,000            12,200           725,091                (882,863)             (145,572)
Net loss, 1997                                                                                     (46,264)              (46,264)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/97                   12,200,000            12,200           725,091                (929,127)             (191,836)
Issued 3,000,000 shares of
common stock for R&D                  3,000,000             3,000                                                           3,000
Net loss, 1998                                                                                     (47,807)              (47,807)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/98                   15,200,000            15,200           725,091                (976,934)             (236,643)
Issued 25,000 shares of
common stock for cash                    25,000                25             2,475                                         2,500
Net loss, 1999                                                                                     (46,310)              (46,310)
                                 --------------       -----------   ---------------      ------------------      ----------------
Balance, 12/31/99                    15,225,000  $        15,225  $         727,566 $           (1,023,244) $           (280,453)
                                 ==============       ===========   ===============      ==================      ================




                 See accompanying notes to financial statements.


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998
  and for the Period from Inception {April 27, 1984} through December 31, 1999




                                                                                                            Inception to
                                                                 1999                    1998                 12/31/98
Cash Flows Provided by/(Used for) Operating Activities
Net Income/(loss)                                     $             (46,310) $              (47,807) $          (1,023,244)
Adjustments to reconcile net income to net cash provided by                                               0
 operating activities:
    Depreciation                                                      7,582                   8,512                166,593
    Notes issued in exchange for interest expense                       -0-                     -0-                 59,588
    Notes issued in exchange for accrued interest                       -0-                     -0-                 49,589
    Issued common stock for development cost - Note 13                   -0-                   3,000                  3,000
    Loss/(gain) on disposal of property & equipment                     -0-                     -0-                 29,477
    Increase/(decrease) in accounts payable                             -0-                     -0-                    -0-
    Increase/(decrease) in accrued expenses                          23,439                  22,597                 48,366
                                                          ------------------      ------------------      -----------------
Net Cash Provided by/(Used for) Operating Activities                (15,289)                (13,698)              (666,631)
Cash Flows Provided by/(Used for) Investing Activities
  Investment sales/(purchases)                                          -0-                     -0-                    -0-
  Capital expenditures                                               (1,604)                    -0-               (520,761)
  Proceeds from disposal of property and equipment                      -0-                     -0-                316,641
                                                          ------------------      ------------------      -----------------
Net Cash Provided by/(Used for) Investing Activities                 (1,604)                    -0-               (204,120)
Cash Flows Provided by/(Used for) Financing Activities
  Proceeds from loans                                                17,600                  13,850              1,364,467
  Loan principal reductions                                             -0-                     -0-               (530,107)
  Proceeds from issuance of common stock                              2,500                     -0-                 39,791
                                                          ------------------      ------------------      -----------------
Net Cash Provided by/(Used for) Financing Activities                 20,100                  13,850                874,151
                                                          ------------------      ------------------      -----------------
           Net Increase/(Decrease) in Cash                            3,207                     152                  3,400
Beginning Cash Balance                                                  193                      41                    -0-
                                                          ------------------      ------------------      -----------------
Ending Cash Balance                                   $               3,400  $                  193  $               3,400
                                                          ==================      ==================      =================
Supplemental disclosures
  Cash paid for interest                              $                  -0- $                   -0- $             216,129
                                                          ==================      ==================      =================
Non-cash financing activities
 Issued shares of common stock in satisfaction of debt$                  -0- $                   -0- $             700,000
                                                          ==================      ==================      =================

                 See accompanying notes to financial statements.

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of Presentation

     The Company was originally incorporated under the laws of the State of Utah on August 26, 1981, as Sunbeam Solar, Inc. The Company was dormant until April 27, 1984, at which time common stock was issued. On December 23, 1991, the Company entered into a plan of merger with GamePlan, Inc., a Nevada corporation. GamePlan, Inc. was the surviving corporation. The transaction was accounted for as a "reverse" acquisition on a purchase basis. Results of operations have been combined for all periods presented.

     The Company is in the development stage and is exploring new ideas for its planned principal operations. During 1997 and in prior years, the Company earned revenues primarily from consulting fees.

     On September 22, 1999, the Company created a wholly-owned subsidiary, in the State of Nevada, under the name "Gameplaninc.com". The Company resolved that it will transfer, assign, or convey all assets, liabilities and operations to the subsidiary at an appropriate time. As of the date of this report, nothing has been conveyed. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of GamePlan, Inc. and its subsidiary. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

     (B) Cash

     Cash consists of cash on deposit in commercial banks.

     (C) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets of five to ten years.

     (D) Loss per Share

     Loss per share is based on the  weighted  average  number of common  shares
     outstanding.   Common  stock   equivalents  have  been  excluded  from  the
     calculation, as due to the loss they would be anti-dilutive.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[CONTINUED]

     (E) Additional Paid-in Capital

     The amount shown on the financial statements as additional paid-in capital consists of the proceeds from the sale of common stock in excess of its par value, reduced by any direct expenses of such sales, and the excess over par value of common stock issued in the satisfaction of debt.

     (F) Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2            PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                 1999                     1998
Office Furniture &                   $          59,164          $        57,560
Equipment
Less: Accumulated                              (51,113)                 (43,531)
Depreciation
                                           -----------------        ------------
Net Property and                     $           8,051          $        14,029
Equipment
                                           =================        ============
     Depreciation expense was $7,582 and $8,512 for 1999 and 1998, respectively.

 .

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 3            RELATED-PARTY TRANSACTIONS

          (A) Contracts

          In 1993, the Company entered into a series of transactions with an American Indian tribe ["Indian tribe"].

          (i) Effective July, 1993, the Company entered into a 50/50 joint venture agreement with the Indian tribe for the purpose of pursuing Indian gaming opportunities. Under this agreement, the Company had an obligation to provide up to $1,000,000 per venture, but no more than $2,000,000 in the aggregate. Pursuant to this obligation, the Company was required to provide the Indian tribe a security interest in all of its assets. As a condition to this agreement, the Company was not allowed to pay the principal portion of the shareholder debt without the prior written consent of the tribe. This agreement was terminated by the Company effective March 5, 1996.

          Also, as a part of the agreement mentioned above, the Indian tribe loaned the Company $250,000 at an interest rate of prime plus 2% and the Indian tribe was granted an option to purchase 1,200,000 shares of the Company's common stock for $250,000. On December 30, 1993, the
          Indian tribe exercised its option to purchase the stock. In consideration for the stock, the Indian tribe canceled its loan to the Company. The Company further represented to the tribe that it did not intend, at the time of the transaction, to issue further shares, warrants or options, except by registration under the 1933 Securities Act, and that the shares issued to the Indian tribe would be registered by the Company within two years, or when it registered any other shares for issuance or sale, subject to underwriter approval. The termination of the above-referenced agreement does not affect this portion of the agreement.

          (ii) Effective August, 1993, the Company entered into a consulting agreement with the gaming corporation of the Indian tribe. The agreement provided for consulting fees at the rate of $22,500 per month, plus an amount equal to the advertising fee paid to an advertising agency in which an officer of the Company is an owner. During 1994, the Company received a gross amount of $30,000 per month, from which it paid $7,500 per month to the referenced advertising agency. Beginning January, 1995 and continuing through August, 1995, the consulting fee rate increased to $25,000 per month, plus $7,500 per month advertising fee. The Company was further reimbursed for direct expenses incurred in connection with travel to the tribal corporation facilities to carry out the consulting duties provided for in the contract. As a condition to this agreement, the Company could not pay

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 3            RELATED-PARTY TRANSACTIONS [CONTINUED]

          the principal portion of the shareholder debt without prior written consent of the tribal corporation. This agreement was approved by the United States Department of the Interior, a condition precedent to the agreement having force. The initial term of the agreement was one year, commencing August 18, 1993. The expiration date of August 18, 1994, was renewable by mutual agreement of the parties, for successive renewal periods totaling no more than four years, provided that the terms and conditions of the renewals did not increase the financial obligations of the Indian tribe. The agreement was canceled by the parties, and the final check under the agreement was received by the Company in August, 1995.

          (B) Payable to Shareholders

          The amount payable to shareholder includes balances to an individual, who is also a director and president of the Company, for amounts loaned to the Company, plus accrued interest on those loans. On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan to March 2, 1997. During 1996, he advanced an additional $32,600 to the Company. On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash. The Company paid an additional principal reduction of $20,000 on October 16, 1996. On October 17, 1996, the Company issued a new promissory note for the remaining $125,536, bearing interest at the rate of Prime plus 2% and had a maturity date of on or before February 1, 1998, with no penalty for prepayment. During 1997, the individual advanced an additional $14,300 to the Company. On February 1, 1998, two new notes were executed which include principal and prior interest. During 1998, an additional $13,850 was advanced to the Company. On February 1, 1999, a new note with the same terms was issued to replace all prior notes plus accrued interest, and was due February 1, 2001. During 1999, $17,600 was advanced to the Company. As a result of this activity, a new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. The entire unpaid principal and interest balance is due at maturity. Interest has been accrued through 12/31/99 at the variable rate of Prime plus 2%.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 3            RELATED-PARTY TRANSACTIONS [CONTINUED]

          On July 5, 1995, an individual loaned the Company $25,000, with principal and interest at the rate of 10% to be repaid on or before January 5, 1996. As further consideration for the loan, the individual was also to receive 2,500 restricted shares of the Company's common stock. The parties later reached an agreement to extend the maturity date of the principal and interest due under the terms and conditions of the note to January 5, 1997. On October 7, 1996, the Company repaid the principal and interest due in full. In November 1996, a shareholder and officer of the Company transferred some of his personally owned shares of common stock to this individual in satisfaction of the contract.

          The Company renewed an unsecured note on October 1, 1993, with two individuals, extending the maturity date to October 1, 1994. Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994, with no penalty for prepayment. During November, 1994, the Company paid a principal reduction of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000 for a period of one year. The unsecured renewal principal amount, along with interest accruing at the rate of prime plus 2% on the unpaid principal balance, was due on or before November 1, 1995, with no penalty for prepayment. On April 26, 1995, the two individuals extended the maturity date on the $200,000 to March 6, 1996. The parties later reached an agreement to extend the maturity date of the principal and interest due under the terms and conditions of the note to January 5, 1997. On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining $49,600, bearing interest at the rate of prime plus 2% and had a maturity date of on or before February 1, 1998, with no penalty for prepayment. On February 1, 1998, a new promissory note was executed compounding the unpaid interest and extending the maturity date to February 1, 1999. In February, 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company. A new note was written naming those individuals and compounds interest through February 1, 1999. The new note plus all accrued interest is due and payable on February 1, 2001, with no penalty for pre-payment. Interest on this note has been accrued through December 31, 1999.

                                                 1999                    1998
Unsecured loans maturing 2/01/02
  from shareholders bearing interest
  at prime plus 2%                     $       283,942   $              225,938
Accrued interest payable                         7,962                   24,927
                                         -----------------       ---------------
Payable to directors, officers &
 shareholders                          $       291,904   $              250,865
                                         =================       ===============


NOTE 4            COMMISSIONS

          In 1992, the Company entered into a three-year distributorship contract with a manufacturer of gaming equipment, to broker said equipment on Indian Reservations in the United States. The Company received commissions from the manufacturer on sales of the equipment.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 5            STOCK SALE AND MERGER

          In December, 1991, the Company entered into a series of transactions, the principal terms of which are as follows:

          (A) The Company sold 29,250,000 shares of its previously unissued common shares to the President of GamePlan, Inc. for $.001 per share.

          (B) A plan of merger was entered into between Sunbeam Solar, Inc., a Utah corporation, and GamePlan, Inc., a Nevada corporation. GamePlan, Inc. was the surviving entity and the corporate identity of Sunbeam Solar, Inc. ceased.

          (C) Upon completion of the above activities, the Company authorized and completed a one- for-five reverse stock split of all of its then outstanding shares. This reduced the shares outstanding from 32,500,000 to 6,500,000 immediately following the reverse split.


NOTE 6            CHARTER FEES AND SALE OF ASSETS

          During 1993, the Company entered into an agreement with an aviation company to hire the Company's airplane for charter. The agreement continued in effect until the sale of the airplane in September, 1994.


NOTE 7            LIQUIDITY

          The Company has incurred losses from inception amounting to $1,023,244, has a net working capital deficit, and has a total capital deficit at December 31, 1999. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management is unsure of its future plans but does intend to keep the corporation in good standing for the foreseeable future.


NOTE 8            OPERATING LEASES

          Effective October 1, 1994, the Company entered into two lease agreements for office space. The lease agreements were canceled during 1995 by mutual agreement of the parties.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


NOTE 9            CHANGE IN ACCOUNTING PRINCIPLE - ACCOUNTING FOR TAXES

          During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 1992. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of January 1, 1993 is $-0- due to operating losses carried over from prior years and the unlikely nature of future earnings. Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences. Net operating loss carry forward amounts expire at various times through 2014.


Deferred tax assets             Balance            Tax          Rate
--------------------------- ----------------- ---------------  -----------------
   Loss carryforward          $1,055,039        $369,264                35%
   Valuation allowance                         ($369,264)
                                              ---------------
        Deferred tax asset                         $0
                                              ===============

          This valuation allowance has increased $16,209 over the prior year amount of $353,055.

NOTE 10           "LOST OPPORTUNITY" SETTLEMENT

          On March 18, 1996, an American Indian tribe entered into an agreement with the Company to pay the Company $400,000 as a good faith settlement for lost opportunity costs incurred during the period from 1993 through 1996. The tribe paid the full $400,000 settlement to the Company on October 1, 1996.


NOTE 11           STOCK OPTIONS

          On February 10, 1997, the Company entered into stock option agreements with two directors of the Company. The options provided for the purchase of a total of 50,000 shares, in two 25,000 share lots, of Company common stock at $.10 per share. On February 4, 1999 one of the options was exercised. The other option expired on February 10, 1999.

          On January 9, 1998, the directors resolved to enter into a stock option contract with another individual as consideration for assistance in developing the above mentioned ideas. The option contract allows the purchase of 100,000 shares of stock at $1 per share if the business concept is developed and successfully sold. The options expire in January, 2002.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE 12           BUSINESS PURPOSE

          The Company, concluding that its prior business purpose was not viable long term, ceased its gaming consulting operations in 1996. Since that time, the Company's majority shareholder has developed a new business plan supported by statistics and numerous un- coded software programs. The business plan sets forth, in detail, a new methodology for the practice of law in the United States, called "The Practice of Integrative Law." It consists of GamePlan, Inc., as the holding company with several contemplated subsidiaries, including a membership plan, a bank/financing company, two insurance companies, a Legal Services Organization (LSOsm), and a legal web site providing useful information and the access portal to Gameplan, Inc., and its contemplated subsidiaries.

          Numerous service marks have been approved as well as registration of approximately 28 electronic commerce addresses.

          The Plan is now complete and the Company is presently seeking the participation of venture capitalists and/or exploring the feasibility of private placements and/or a "secondary offering".


NOTE 13           ISSUANCE OF STOCK

          On January 9, 1998, the Board of directors approved a motion to issue 3,000,000 shares of Rule 144 stock to a trust in the name of the president in consideration for the transfer of all rights, title, and interest in the new business plan noted above.


NOTE 14           REPORTING COMPANY

          Due to recent rule changes, the National Association of Securities Dealers, Inc. now requires all non-reporting companies to be reporting companies, pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended. The company filed a Form 10-SB Registration Statement on September 27, 1999, and has been notified by the Securities and Exchange Commission that the filing is cleared from all comments and is effective November 23, 1999.