Form 10QSB
period 2000-03-31
GAMEPLAN INC
filed 2000-05-15
CIK 1095146

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission File No. 0-27435

                                 GAMEPLAN, INC.
                 (Name of Small Business Issuer in its Charter)

Nevada                                                   87-0493596
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3701 Fairview Road
Reno, Nevada                                                       98511
(Address of Principal Executive Offices)                         (Zip Code)

                                 (775) 853-3980
                           (Issuer's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 10, 2000, there were 15,225,000 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check One):  Yes X  No __

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS


                                            Unaudited               Audited
                                            March 31,             December 31,
                                              2000                   1999
                                         ---------------       ----------------

Current Assets

   Cash                                   $         561         $        3,400
                                         ---------------       ----------------

       Total Current Assets                         561                  3,400

Equipment, net                                    7,047                  8,051

Other Assets                                          0                      0
                                         ---------------       ----------------

TOTAL ASSETS                              $       7,608         $       11,451
                                         ===============       ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities

   Accrued liabilities                     $          0         $            0
                                         ---------------       ----------------

       Total Current Liabilities                      0                      0

Long-term liabilities
   Notes payable                                296,808                291,904
                                         ---------------       ----------------

       Total Liabilities                        296,808                291,904

Stockholders' Equity
   Common stock                                  15,225                 15,225
   Additional paid in capital                   727,566                727,566
   Accumulated deficit during
     development stage                       (1,031,991)            (1,023,244)
                                         ---------------       ----------------

       Total Stockholders' Equity              (289,200)              (280,453)
                                         ---------------       ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY
                                          $       7,608         $       11,451
                                         ===============       ================


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                          For the Three          For the Three
                                          Months Ended           Months Ended
                                         March 31, 2000         March 31, 1999
                                         --------------------------------------

Revenues                                  $          -0-        $           -0-
                                         --------------------------------------

General and administrative
expense                                           1,543                  3,774
                                         --------------------------------------
Operating Loss                                   (1,543)                (3,774)

Interest Expense                                  7,204
                                         --------------------------------------
Net Loss                                  $      (8,747)        $       (3,774)
                                         ======================================

Net Loss per Share                        $       (0.01)       $         (0.01)
                                         ======================================

Weighted Average Number
of Shares Outstanding
                                             15,225,000             15,212,500
                                         ======================================













                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                          For the Three         For the Three
                                          Months Ended           Months Ended
                                         March 31, 2000         March 31, 1999
                                         --------------------------------------
Cash Flows Used for Operating Activities:

   Net Loss                               $      (8,747)        $       (3,774)

   Adjustments to reconcile net loss to
   net cash used for operating activities:

   Depreciation                                   1,004                  1,882
                                         --------------------------------------
Net Cash Flows Used for Operating
   Activities                                    (7,743)                (1,892)


Cash Flows Used for Investing Activities:

                                         --------------------------------------
Net Cash Flows Used for Investing
   Activities                                        -0-                    -0-

Cash Flows Provided by Financing
   Activities

   Increase shareholder loan                      4,904                  1,500
   Issued stock for cash (option)                                        2,500
                                         --------------------------------------
Net Cash Flows Provided by Financing
   Activities                                     4,904                  4,000


Net Increase (Decrease) in Cash                  (2,839)                 2,108
Beginning Cash Balance                            3,400                    193
                                         --------------------------------------
Ending Cash Balance                       $         561         $        2,301
                                         ======================================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not had revenues from business operations during the last two fiscal years. Over the past several years, the Company has been actively developing a business plan (the "Plan"). To date, however, no elements of the Plan have been implemented.

The Plan focuses on the use of internet technology and case evaluation software to offer legal products and services. Through the medium of the internet, the Company intends to provide the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs. As contemplated, the system will provide means for effective communication between attorney and client, will monitor case status and activity, and will monitor and assist in controlling legal expenses. It is intended that the system will provide attorneys with internet-based access to legal resources, and with the internet forum as a primary alternative to traditional forms of lawyer advertising and marketing.

Implementation of the Plan would require the Company to engage information technology consultants to design and implement the information handling infrastructure for the system. To date, no specific design or implementation work has been undertaken. Such work would require the Company to raise substantial additional funds-an estimated $5,000,000--to conduct research and development, purchase or lease equipment, and to develop the secure digital information system necessary to begin operations. The Company expects to commence fund-raising efforts within the next 6 months, and will consider a variety of funding sources, including private investments, joint venturing, and traditional venture capital. To date, however, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. There can be no assurance that the Company will be able to raise the capital necessary to pursue its present Plan.

There may be market or other barriers to entry or unforseen factors which make the Plan unfeasible. Accordingly, the Company may refine, rewrite, or abandon some or all elements of the Plan. In conjunction with the Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing businesses which might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the Plan.

Apart from any cash requirements necessary to implement the Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

No.    Description

27     Financial Data Schedule for March 31, 2000 Form 10-QSB

(b) Forms 8-K. The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GAMEPLAN, INC.



Date: May 12, 2000                                     /S/ ROBERT G. BERRY
                                                       -------------------
                                                       Robert G. Berry,
                                                       President and Director