Form 10QSB
period 2000-06-30
GAMEPLAN INC
filed 2000-08-22
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM _-_________ TO ____________.

Commission File No. 0-27435

                                 GAMEPLAN, INC.
                 (Name of Small Business Issuer in its Charter)

Nevada                                                    87-0493596
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3701 Fairview Road
Reno, Nevada                                                             89511
(Address of Principal Executive Offices)                              (Zip Code)

                                 (775) 853-3980
                           (Issuer's Telephone Number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August ___, 2000, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format

(Check One):  Yes __  No  X
                         --

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                      Unaudited                   Audited
                                                                      June 30,                 December 31,
                                                                        2000                       1999
                                                                ---------------------      ---------------------
Current Assets

  Cash                                                          $              3,263       $              3,400
                                                                ---------------------      ---------------------
          Total Current Assets                                                 3,263                      3,400

Equipment, net                                                                 6,042                      8,051
Other Assets                                                                       0                          0
                                                                ---------------------      ---------------------
TOTAL ASSETS                                                    $              9,305       $             11,451
                                                                =====================      =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accrued liabilities                                        $                  0       $                  0

                                                                ---------------------      ---------------------
          Total Current Liabilities                                                0                          0

Long-term liabilities

      Notes payable                                                          335,337                    291,904
                                                                ---------------------      ---------------------
          Total Liabilities                                                  335,337                    291,904
Stockholders' Equity
     Common stock                                                             15,225                     15,225
     Additional paid in capital                                              727,566                    727,566
     Accumulated deficit during development stage                         (1,068,823)                (1,023,244)
                                                                ---------------------      ---------------------
          Total Stockholders' Equity                                        (326,032)                  (280,453)
                                                                ---------------------      ---------------------
Current Liabilities

                                                                ---------------------      ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                          $              9,305       $             11,451
                                                                =====================      =====================


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              For the Three                For the Three
                                              Months Ended                 Months Ended
                                              June 30, 2000                June 30, 1999
                                      ---------------------------- ----------------------------

Revenues                              $                        -0- $                       -0-
                                      ---------------------------- ----------------------------

General and administrative

expense                                                    28,303                       17,055
                                      ---------------------------- ----------------------------
Operating Loss                                            (28,303)                     (17,055)

Interest expense                                            8,528
                                      ---------------------------- ----------------------------
Net Loss                              $                   (36,831) $                   (17,055)
                                      ============================ ============================

Net Loss per Share                    $                     (0.01) $                     (0.01)
                                      ============================ ============================

Weighted Average Number
of Shares Outstanding

                                                       15,225,000                   15,225,000
                                      ============================ ============================


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Six                  For the Six
                                              Months Ended                 Months Ended
                                              June 30, 2000                June 30, 1999
                                      ---------------------------- ----------------------------

Revenues                              $                        -0- $                       -0-
                                      ---------------------------- ----------------------------

General and administrative

expense                                                    29,846                       20,829
                                      ---------------------------- ----------------------------
Operating Loss                                            (29,846)                     (20,829)

Interest expense                                           15,732
                                      ---------------------------- ----------------------------
Net Loss                              $                   (45,578) $                   (20,829)
                                      ============================ ============================

Net Loss per Share                    $                     (0.01) $                     (0.01)
                                      ============================ ============================

Weighted Average Number
of Shares Outstanding

                                                       15,225,000                   15,213,194
                                      ============================ ============================









                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the Three                 For the Three
                                                                    Months Ended                 Months Ended
                                                                   June 30, 2000                 June 30, 1999
                                                            ---------------------------- -----------------------------
Cash Flows Used for Operating Activities:


  Net Loss                                                  $                   (36,831) $                    (17,055)
  Adjustments to reconcile net loss to                                                0
   net cash used for operating activities:

  Depreciation                                                                    1,004                         1,882
  Increase in Accrued Interest Payable                                            8,529
                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Operating Activities                                    (27,298)                      (15,173)


Cash Flows Used for Investing Activities:                                            -0-                           -0-

                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Investing Activities                                         -0-                           -0-


Cash Flows Provided by Financing Activities

  Increase in shareholder loan                                                   30,000                        10,000
  Issued stock for cash (option)                                                     -0-                           -0-
                                                            ---------------------------- -----------------------------
Net Cash Flows Provided by Financing                                             30,000                        10,000
Activities

Net Increase (Decrease) in Cash                                                   2,702                        (5,173)

Beginning Cash Balance                                                              561                         2,301
                                                            ---------------------------- -----------------------------
Ending Cash Balance                                         $                     3,263  $                     (2,872)
                                                            ============================ =============================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Six                   For the Six
                                                                    Months Ended                 Months Ended
                                                                   June 30, 2000                 June 30, 1999
                                                            ---------------------------- -----------------------------
Cash Flows Used for Operating Activities:


  Net Loss                                                  $                   (45,578) $                    (20,829)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation                                                                     2,009                        3,764
  Increase in Accrued Interest Payable                                            15,732
                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Operating Activities                                    (27,837)                      (17,065)


Cash Flows Used for Investing Activities:                                            -0-                           -0-


                                                            ---------------------------- -----------------------------
 Net Cash Flows Used for Investing Activities                                        -0-                           -0-



Cash Flows Provided by Financing Activities

  Increase in shareholder loan                                                    27,700                       11,500
  Issued stock for cash (option)                                                      -0-                       2,500
                                                            ---------------------------- -----------------------------
Net Cash Flows Provided by Financing                                              27,700                       14,000
Activities

Net Increase (Decrease) in Cash                                                    (137)                       (3,065)
Beginning Cash Balance                                                            3,400                           193
                                                            ---------------------------- -----------------------------
Ending Cash Balance                                         $                     3,263  $                     (2,872)
                                                            ============================ =============================


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.


                           NEW EXPANDED BUSINESS PLAN

         Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. Until recently, the plan focused exclusively on the use of internet technology and case evaluation software to offer to the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs.

         In connection with the filing of this Quarterly Report, the Company announces the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing, in addition to web-based tools for locating and engaging legal counsel, a variety of other new integrated products and services, including finance and lending services, insurance products, escrow services, and member legal service organizations to be comprised of licensed attorneys.

         All proposed services of the Company are to be developed and provided to the consumer based upon strict adherence to a business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques", is the subject of two new books authored by Mr. Berry. The Company anticipates that the new books, Jurisdocracy to Netocracysm, will be published and available for sale to the public within the next several months. Jurisdocracy focuses on the many serious problems facing clients, lawyers and insurance companies and offers three solutions. Netocracysm broadens the scope considerably and offers many educational, special interest, twenty-three legislative and thirteen practice reforms, all calculated to bring selected disputes to early resolution with "win-win" solutions.

         To date, however, no elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, internet-based, information handling system for the Company and its proposed family of subsidiaries, and to enter into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factor" section below.

                             SUMMARY OF THE NEW PLAN

         Under the New Plan, the Company will create and oversee the development in multiple phases of a finance company, two insurance companies, two companies having a membership component for plaintiff and defense legal services, a third-party escrow company, and two legal-related internet companies. The Company intends to adhere strictly to a certain business and professional model known as "integrative law/integrative dispute resolution techniques," which have been expounded in two yet-to-be published books authored by Robert Berry, the Company's President and sole director.


         "Integrative law/integrative dispute resolution" techniques consist of the ability of clients to choose quality insurance and financial service companies together with competent ethical lawyers committed to a new methodology combining the best aspects of the modern practice of law and time-tested alternative dispute resolutions "ADR", court reform, practice reforms, digital communications, electronic research and adding value to every dispute within a collegial environment and a level financial, informational and manpower playing field.

It is proposed that the new subsidiaries will consist of the following:

|X| Legal Information Internet Company--Providing for the retrieval of practical and legal information.

|X| Access Portal Internet Company--A legal content and interactive internet company providing access portals to the products and services of the Company's remaining subsidiaries to be formed.

|X| Attorney Membership Subsidiary for Plaintiffs' Counsel--A membership program for attorneys ("Attorney Dispute Support [ADSsm]Panel Membership") specializing first in plaintiff personal injury cases, later to be expanded to membership for attorneys in other legal practice areas.

|X| Finance Company--Initially to provide pre-judgment, intangible and unliquidated litigation financing ("Rights Financing") to clients of ADSsm Panel Member attorneys.

|X| Legal Insurance Company--To provide legal insurance to individuals and family members, to employers as a fringe benefit for their employees, and to home-based businesses. For all three legal insurance products, insureds will have access to dispute engineers offering practical non-legal advice to prevent disputes from occurring or offering practical non-legal advice to resolve disputes.

|X|           Legal  Service  OrganizationCompany--A   subsidiary  comprised  of
              member attorneys for clients insured by the Legal Insurance and property/casualty/workers compensation subsidiary.

|X| Property/Casualty/Workers Compensation Insurance Company--Created to provide individuals and businesses insurance products and services presently not offered by any other property/casualty insurance companies.

|X| E-commerce Escrow Company--To act as an electronic escrow agent to coordinate the rights financing to be provided by the Finance Subsidiary. The Escrow Subsidiary will hold the Rights in trust as security for loan advances from the Finance Subsidiary.

         The Company's plan of operation for the next 12 months is to fund the requirements of the Company as parent and overseer of the foregoing subsidiaries, to fund the requirements of the proposed new subsidiaries, and then to staff the key executive and management positions for the parent company and each subsidiary. Then, consistent with the urgent timing requirements of today's economy, to deliver its products and services to the marketplace. At present, Robert Berry is the sole director and officer of the Company.

         While the Company seeks to raise working capital from outside sources, including "angel" investors, venture capital sources, strategic partners, or other private funding sources, the Company will continue to seek loans from its principal stockholder, a trust affiliated with Mr. Berry, to fund needed capital for development. It is anticipated that loans from Mr. Berry will not exceed $100,000 in the aggregate, and will be made on terms no less favorable to the Company than would be available from a commercial lender in arms length transactions. Subject to regulatory approval, small amounts of equity may be offered either publicly or privately to meet current and short-term future obligations.

                  Explanation About Forward-Looking Information

         This Quarterly Report on Form 10-QSB contains "forward-looking statements," as that term is defined by federal securities laws, that relate to the financial condition, results of operations, plans, objectives, future performance and business of the Company. These statements are frequently preceded by, followed by or include the words "believes," "expects,"
"anticipates,"   "estimates"  or  similar  expressions.   We  have  based  these
forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things:

|X| Anticipated trends in our business, including consumer acceptance of and willingness to pay for the legal, financial, insurance, escrow, and other products and services to be provided by the Company and its proposed subsidiaries;

|X| Ability of the Company to attract and hire competent management, third-party service providers, and other personnel necessary to create, manage and staff the subsidiaries and to implement the proposed New Plan;

|X| Securing capital for funding the creation of the initial subsidiaries and their complex electronic support and access structures; and

|X| Ability of the Company to comply with current government regulatory requirements.

         In addition to these risks, in the "Risk Factors" section below we have summarized a number of the risks and uncertainties that could affect the actual outcome of the forward-looking statements included in this report. We advise you not to place undue reliance on such forward-looking statements in light of the material risks and uncertainties to which they are subject. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  Risk Factors

         An investment in our common stock involves risk. You should carefully consider the risks described below in addition to the other information presented in this report before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones facing Gameplan, Inc. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.

We have no operating history upon which to evaluate our likelihood of success.

         We have an unproven and untested business plan only, and no operating history. You should consider our business and prospects in light of the risks and uncertainties encountered by technology companies in evaluating whether to invest in our Company. There are many reasons why we may not be successful in implementing our strategy, including:

|X| any inability to design the internet and computer-based infrastructure contemplated in our New Plan necessary to provide the array of legal, insurance, and financial products discussed in the Plan.

|X| any inability to achieve market acceptance of our products and services;

|X| our need to enter into contracts with and to rely on third-party providers for certain components of our services;

|X| our need to create a management team and support personnel for the Company and its subsidiaries;

|X|           any inability to respond effectively to competitive pressures;

|X|           any loss of key personnel; and

|X|           any failure to comply with governmental regulations.

We have a history of losses and accumulated deficit and this trend of losses may continue in the future.

         For the fiscal year ended December 31, 1999 we had a net loss of $ 45,578. For the three months ended June 30, 2000, we incurred a net loss of $36,831. As of June 30, 2000, our accumulated deficit was $1,068,823. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services, and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Dependence on consumer acceptance of our computer and internet-based legal services and business models.

         Our success will depend in large part on our ability to successfully encourage consumers, prospective clients and private and public agencies to switch from traditional methods of obtaining legal, insurance and financial services to our proposed new methods.

Changes in technology.

         The use of the internet, and the use of intertwining networks of computers forming Virtual Private Networks, Intranets, and Extranets, together with devices and procedures to maintain secured physical and electronic environments, is characterized by rapid technological change. As technological changes occur in the marketplace, we may have to modify our hardware, software, products or services in order to become or remain competitive or to ensure that our products do not become obsolete. Assuming our Company begins to generate profits, if we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

We may have problems raising the money needed in the future.

         Our growth strategy includes the formation, development, staffing, and financing of a family of electronically interconnected legal service, financial, and insurance companies. The Company and its proposed subsidiaries will not be viable without significant equity and/or debt financing. We are currently exploring alternatives to fulfill these requirements, including the sale of deb or equity securities, but cannot assure that financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be unable to implement the New Plan and the family of service subsidiaries contemplated by the plan. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we raise the needed funds through the sale of additional shares of our common stock or securities convertible into shares of our common stock it may result in dilution to current stockholders.

We are subject to competition.

         The market for legal, financial, and insurance products and services generally is highly competitive. Competition in the market for such products and services may intensify in the future. Numerous well-established companies and
smaller   entrepreneurial   companies  are  focusing  significant  resources  on
developing and marketing products and services that compete, at least indirectly, with our products and services. Although the Company believes that its new approach to providing such services as set forth in the New Plan is unique, other companies might attempt to copy our methods and techniques once they are implemented and we begin to generate revenues. In addition, many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our services. Competitive pressures may also force prices for our services down and such price reductions may affect our potential future revenue.

Future growth may place strains on our managerial, operational and financial resources.

         If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of our affiliated panel membership attorneys, clients, advertisers, and finance, insurance and other business partners grows, we will be required to manage complex multiple relationships. To date, the Company has been managed by only one man serving as the sole officer and director of the Company. The Company must retain many new qualified officers and employees to successfully implement the New Plan. We cannot guarantee that the Company will be able to locate, attract, and hire the management and staff personnel necessary to commence and sustain commercial operations.

The Company does not intend to pay dividends.

         The Company does not anticipate paying any cash dividends on its common stock to its shareholders for the foreseeable future. The Company intends to retain future earnings, if any, for use in the operation and expansion of its business. In addition, it is possible that any debt financing agreements entered into by the Company may contain restrictions on the Company's ability to declare dividends.

The Company has not retained information technology consultants to design its information infrastructure.

         Implementation of the New Plan will require the Company to engage information technology consultants to design and implement the information handling infrastructure for the Company's system. To date, no specific design or implementation work has been undertaken. Such work would require the Company to raise substantial additional funds, to conduct research and development, purchase or lease equipment, and to develop the secure digital information system necessary to begin operations. We expect to begin fundraising efforts shortly, and will consider a variety of funding sources, including privat investments, joint venturing, and traditional venture capital. To date, however, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. We can give no assurance that the Company will be able to raise the capital necessary to pursue its business plan.

There may be no support for our products and services in the market.

         There may be market or other barriers to entry or unforeseen factors which make the concepts set forth in our New Plan unfeasible. For this reason, we might refine, rewrite, or abandon some or all elements of the Plan. In conjunction with the Plan, or as an alternative thereto, we will continue to consider acquisition or merger opportunities with existing businesses which might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the Plan.

                           DESCRIPTION OF THE NEW PLAN

The Parent Company

           Gameplan, Inc.'s information infrastructure, or "Infostructure," provides the lifeblood of shared information across numerous differing computing platforms, networks, and differing information modalities to achieve an efficient flow of timely and accurate information.

         The Infostructure houses its own Internet Service Provider "ISP," combined with an intertwining network of computers forming separate but interlinking Virtual Private Networks "VPN," Intranets and Extranets, and the synthesis of firewalls, secured routers, biometric devices and in-house security procedures to maintain a secured physical and electronic environment.

         The Company will employee skilled employees in informatics, security managers, cryptology experts, team leaders and programmers to stay abreast and implement emerging technologies, perform day-to-day security tasks, and constantly test and monitor the security Infostructure of each subsidiary.

         The Company will house and employ its own hardware, back up systems, proxy servers and off-site redundant servers. Biometric personal identification, in the form of retinal, finger and facial scans, will be are required to access information.

         The Company will have the unique ability to amass data from any subsidiary. By employing computing techniques such as pattern association, artificial intelligence, pattern matching, hypothesis testing, data clustering, genetic algorithms and other computational techniques collectively referred to as "Data Mining," the Company will be able to "drill" through the data. This Data Mining will enable the Company to assess subsidiary performance, fiscal accountability, the success of multi-subsidiary marketing efforts, and to identify and respond to rapid market changes and comply with, assure that state and federal regulations. Only the largest companies in the U.S will be employed to implement the necessary technology components.

         Each subsidiary will have its own VPN's, Intranet, Extranet and Internet access portals that are the sole responsibility of that subsidiary, but which can accessed by the Company for information retrieval at any time.

         The Company believes that certain of its proposed subsidiaries have no counterparts currently in operation and, therefore, must be fully funded and created. However, certain of the proposed subsidiaries, such as the finance and the two insurance companies, could either be created, or the Company could acquire, or establish strategic alliances with existing financial and insurance companies.

Subsidiary 1--Internet Company: Legal Content and Access Portals to Other
              Services

         This subsidiary will provide legal content via the internet, and access portals to the products and services of the remaining subsidiaries to be formed
 . With a fixed obsession on client service, its core business is to be the leading Internet mission-specific legal information and interaction provider with hyperlinks to high-quality existing and future legal web sites, and the access portal to the seven e-commerce/business-to-business subsidiaries of the Company to be formed.

Subsidiary 2--Attorney Membership Organization for Plaintiffs' Counsel

         The core business of this subsidiary will be to provide a nationwide membership organization, to be known as "Attorney Dispute Support "ADS" Panel Membership, initially for attorneys specializing in plaintiff personal injury cases. Membership will be limited initially to plaintiff personal injury attorneys with proven track records, unquestioned ethical standards, and high esteem within their peer group.

         A second major function of the attorney membership subsidiary will be to have in place an information network permitting prospective and retained clients to interactively communicate with Panel Members, Panel Members to interact with prospective and retained clients, and for Panel Members to conduct research, communicate, and interact with fellow Panel Members throughout the United States.

         These information networks may be accessed using devices such as telephone, fax, Internet, Web TV, AOLTV, wireless personal planning devices, telematic in-car communications and smart phones, collectively referred to as "Gateway Interface Devices."

         Establishment of the information network for this subsidiary will involve the development of an informational infrastructure based on wide-ban area network technologies, including access via the Internet, an Extranet and an Intranet to:

         1. Allow clients through gateway interface devices to easily review and negotiate fees, and to retain and communicate with ADSsm panel members.

         2. Allow attorneys to acquire new clients, easily communicate with ongoing clients, and have proprietary case evaluation software and other objective criteria to evaluate cases.

         3. Allow Panel Member attorneys, through gateway interface devices, access to a secure Extranet (vln-usa.com) for legal research tools, negotiation materials, interaction with fellow panel members throughout the United States, timely legal news and current reliable information concerning national legal developments.

         Personal injury clients will have the ability to easily and accurately review the qualifications of any panel member, interview and select an attorney either in their locale or panel members that have special qualifications to handle interstate matters. Moreover, ADSsm and clients will have access to their files at any time through the secure Intranet vpn-usa.com.

         Each Panel Member's current resume and picture will be displayed. Members may also include a brochure and voice message. A map directing clients to members' offices will be provided.

         The Panel Member's extranet will maintain an up-to-date calendaring and messaging service that automatically contacts the attorney over the Gateway Interface Devices upon retrieving inquires. Prompt responses by Panel Members to all client inquiries will be a top Company priority.

         Clients may access ADS Panel Members' special appointments calendar specifically reserved for insured clients and schedule unilateral appointments on any open day or time during the attorney's office hours.

         With careful ADS Member Panel selection, gateway communication devices, proprietary case evaluation software, objective criteria, and skilled negotiators committed to adding value to disputes, Panel Members will be trained to practice the "integrative law/integrative dispute resolution" models espoused by the Company.

         It is contemplated that Panel Members will be charged a monthly fee yet
to  be  determined.   Additional  benefits  to  Panel  Membership  will  include preferential insurance programs and investment and brokerage services.

Subsidiary 4--The Finance Company

         Initially a proposed new finance subsidiary would provide to clients of ADS Panel Members only, pre-judgment, intangible "Rights Financing" to fund the plaintiff's personal injury cases.

         This form of financing unliquidated plaintiffs' rights is fraught with professional and business difficulty. Lawyer ADS Panel Members, who have been screened for their proven track records and high esteem with their peer group, will assist in the screening of cases to be financed by this subsidiary.

         In individual Rights Financing, the traditional criteria for extension of credit, including net worth, tangible physical assets as security, and good credit, are irrelevant. The sole basis for lending or rights purchasing decisions is the strength of the plaintiff's right to receive compensation in the future.

         Future possible services of the rights finance company may include the financing of cases for clients of ADS Panel Members in legal practice areas outside the personal injury litigation arena, expansion of financing to include the purchase of post-judgment, liquidated rights, and the financing of cases for clients of non-Panel members, and the financing or purchase of rights, whether tangible or intangible, liquidated or unliquidated, outside the field of litigation.

Subsidiary 5
         2. Allow attorneys to acquire new clients, easily communicate with ongoing clients, and have proprietary case evaluation software and other objective criteria to evaluate cases.

         2. Allow Panel Member attorneys, through gateway interface devices, access to a secure Extranet (vln-usa.com) for legal research tools, negotiation materials, interaction with fellow panel members throughout the United States, timely legal news and current reliable information concerning national legal developments.

         3.

Subsidiary 5--The E-commerce Escrow Company

         This new subsidiary will function as an e-commerce third-party escrow agent for rights financing and insurance by escrowing those rights in trust, as security for loan advances and certain insurance product lines to be provided by the legal insurance company. The e-commerce subsidiary will play an integral role in following instructions provided by participants to fulfill contractual requirements in a timely manner, to authenticate both digital and lithographic documents, verify signatures, and distribute good funds.

         Initially, the services of the escrow company will be limited to securing, disbursing, and closing escrows for personal injury fee and cost reimbursement loans provided by the Finance Subsidiary. Additional escrow services will be made available to disburse and close additional types of Rights Financing loans which may become available through the Finance Subsidiary as market conditions dictate.

Subsidiary 6--Legal Insurance Company

         The sixth subsidiary to be formed is a legal insurance company with its own dispute engineering/partnering subsidiary.

         The first legal insurance product is providing legal insurance to individuals and all family members living at home. The second is to offer legal insurance to employers as a fringe benefit for their employees. The third is to provide legal insurance to home-based businesses.

         For all three legal insurance products, insureds will have access to dispute engineers offering practical, non-legal advice to prevent disputes from occurring or offering practical non-legal advice to resolve disputes before they elevate to the point of requiring legal assistance.

         If legal assistance is needed, the insurance company, through a Legal Service Organization "LSOsm", another Company subsidiary, will provide attorneys for insured clients in a close-end system of Approved Attorney Service Providers ("AASP's") for legal advice and litigation support.

         Legal insurance is to clients and attorneys what medical insurance is to patients, doctors and hospitals. While common in Europe, legal insurance in America, with less than a 1% market penetration, is in its infancy.

         A prepaid legal plan works much like prepaid health insurance. Typically the insured, their employer, or both, pay a nominal fee averaging between $9.00 and $25.00 each month, in return for basic legal services such as legal advice over the telephone, limited personal meetings with attorneys, and reviewing simple legal documents or drafting a will. Other services not covered in the particular plan may be purchased at reduced rates.

         All insured's will be part of an information network permitting each to interactively communicate with dispute engineers and AASP's, and to permit AASP's to interact with insureds and to conduct research, communicate and interact with fellow AASP's throughout the United States.

         Financial Insurance Products of the Legal Insurance Company

         It is contemplated that the Legal Insurance Company will also offer five Financial insurance product lines:

1. Life insurance for plaintiffs in personal injury financed cases at the option of the Rights Finance company.

2. Insurance to reimburse the Finance Company for financed cases that have been lost at the option of the Rights Finance company.

3. Insurance to pay income tax liabilities for financed cases that have been lost at the option of clients.

4. "Loser Pay" insurance provided on a self-perpetuating basis at the option of clients.

5. Special insurance lines, which may or may not be outsourced, such as malpractice, life, accidental death, health, vision and dental insurance to ADSsm Panel Members and "AASPsm" Panel Members for the legal and property/casualty/workman's compensation subsidiaries to be formed and their associates and all employees.

        The Subsidiary of the Legal Insurance Company

         The New Plan contemplates the creation of yet another subsidiary of the
Legal   Insurance   Company.   This  new  subsidiary  will  offer  five  dispute
engineering/partnering services on either a retained or case-by-case basis.

                 The essence of dispute engineering/partnering is to prevent disputes from occurring, or containing disputes with pre-negotiated solutions when they do, using dispute resolution techniques developed by the Company.

Subsidiary 6--Property/Casualty/Workman's Compensation Insurance Subsidiary

         Following the business philosophy of "integrated law/integrated dispute resolutions" and value added negotiation," and with a fixed obsession on client satisfaction, this subsidiary's core business is selling property/casualty/workman's compensation insurance through a unique business model having four parts.

         The first is a property/caualty/workman's compensation insurance company that offers individuals and businesses insurance products and services presently not offered by any other property/casualty insurance company in America.

         The second is to staff the new insurance company with professional, skilled claims management negotiators who focus on adding value and who have full authority to settle legitimate claims.

         The third is to provide financial products adding value to legitimate claims resolution and early appropriate dispute mechanisms.

        The fourth is to refer all claims in which a lawsuit has been filed to the Legal Services Organization "LSOsm" that has multiple functions, including the selection, monitoring and paying of all fixed costs and attorneys fees of AASP's for covered first and third-party insurance claims.

Subsidiary 7--Legal Service Organization Company

         The service product of the seventh subsidiary to be formed is a Legal Service Organization "LSOsm" with an approved closed-end system of Approved Attorney Service Providers. For the LSO's property/casualty/workman's client it has multiple specific responsibilities. For its legal insurance subsidiary client it provides legal advice and litigation support.

         Following   the   Company's   business    philosophy   of   integrative
law/integrated dispute value added negotiation subsidiary and with a fixed obsession on client satisfaction, its core business will be to provide active case management in the defense of personal injury litigation through a Legal Service Organization "LSOsm."

         Uncontrolled fees and costs are the coin of the realm in insurance defense work. Some insurance companies have overreacted by imposing unreasonable fee capitation agreements. The function of this company is to provide a balance between the two extremes.

         Its two clients, each called "The Signatory Company," are the Legal Insurance and Property/Casualty/Workman's Compensation Insurance subsidiaries of the Company yet to be formed.

         Similar case management services will be available to other competitive insurance companies and to corporate America in later phases.

         Litigation     support     responsibilities     provided     to     the
Property/Casualty/Workman's Compensation Signatory Company are:

         To hire a nationwide panel of Approved Attorney Service Providers and insure that they follow the terms and conditions of their Panel Member Agreements.

         Only law firms are eligible for enrollment as AASP's.

         The ideal law firm candidates for admission would consist of attorneys within the firm holding the following credentials:

|X|      Certified as specialists by the state in which they practice.
|X|      American Board of Trial Advocates certification.
|X|      "AV" Martindale-Hubbell rating.
|X|      Listed in the Bar Register of Preeminent Lawyers.
|X|      A fellow in the American College of Trial Lawyers.
|X|      A.M. Best's register of approved defense attorneys
|X|      Clean credit report.
|X|      Good references.

     2. To assign lawsuits from the Signatory Company to selected Approved Attorney Service Providers "AASPsm."

     3. To insure that AASP's have compatible computer programs with opposing counsel and the courts.

     4.  To co-ordinate Cumis Counsel.


     5.  To verify medical specials.

     6. To facilitate communication and research between clients and AASPsm panel members.

         The Property/Casualty/Workman's Compensation Insurance subsidiary will be supported by an information network permitting insured clients, professional claims personnel and AASP's to interactively communicate with each other and for Panel Members to interact with fellow Panel Members throughout the United States.

     7.  To monitor work in progress.

     8.  To co-ordinate settlement discussions with skilled AASPsm members.

     9. To present financial value added products during settlement negotiations.

     10. To co-ordinate settlement discussions.

     11. To co-ordinate negotiation or ADR of procedural and substantive matters if negotiation does not lead to resolution.

     12. To aggressively pursue cost and attorney fee awards.

     13. To co-ordinate all evaluations

         Support services to the legal insurance signatory company:

         To provide a closed-ended system of Approved Attorney Service Providers "AASPsm" for legal advice and litigation support.

Subsidiary 8-Banks of Value Added Solutions and Legal Briefs

         The service product of the eighth subsidiary is a bank of value a added solutions and a bank of unpublished and published briefs in two phases.

         The first subsidiary, counselorsweb.com, is a pure play Internet company.

         With the firm business philosophy of integrative law/integrative dispute value added resolution techniques and with a fixed obsession on client satisfaction, its core business has two purposes:

                  The first is the public retrieval of value added dispute resolution solutions.

         The second is the public retrieval of unpublished legal briefs and court decisions.

         This subsidiary has two banks, one for value added solution retrieval and the other for brief retrievals.

         The first consists of a bank of value added solutions reported by Panel Members, claims personnel and dispute engineers throughout the United States and available to anyone anywhere in the world for a fee.

         The second is the real world of legal practice consisting of a brief bank of unpublished briefs and supporting data used by Panel Members and shared with other Panel Members through a secure Extranet, which is where all of the "action" in litigated cases occurs prior to trial and appeals, the latter being the only source for published brief retrievals.

Patents, trademarks, licenses

         Service Marks

         The following trademarks or service marks have been applied for. Approval of all trademarks is pending:

         AASPsm  means  panel  member  "Approved   Attorney  Service  Providers"
selected on a close-ended system and paid by the Legal Service Organization "LSOsm."

         ADSsm means panel member "Attorney Dispute Support" for plaintiff attorneys, limited in phase I to plaintiff personal injury attorneys, and expanded thereafter to plaintiff attorneys in all other specialized areas of the law.

         AISsm means "The Program of Anticipation Integration and Solutions", which anticipates disputes and assists in value added resolution beforehand. If a dispute does arise, either pre-negotiated solutions are in place or value added concepts are integrated to assist in dispute resolution. Initially, AISsm will be staffed with dispute engineers in the legal insurance subsidiary and a subsidiary of that subsidiary.

     ILFsm means "The Integrative Law Forum" a charitable foundation established for the study and practice of integrative law, integrative negotiation and legislative and judicial awareness forums. I.R.S. approval is pending.

         LSOsm means the "Legal Services Organization" that, among several other functions, selects panel member Approved Attorney Service Providers and processes and pays capitated defense attorney's fees and costs for the property/causality insurance company. The LSOsm also process claims and selects and pays attorneys who advise and represent insured's in the legal insurance subsidiary. Its services will expand to competitors of the property/causality insurance company and Corporate America in Phase II.

         Netocracysm means a government of informed, responsible people by fulfilled people for people in a wired world.

     PLAsm is a charitable foundation established for The Program of Legal Assistance. I.R.S. approval is pending.

     sm means a U.S. Patent and trademark service mark that has been applied for and approval is pending.

         Domain Names:

         The following domain names have been applied for:

1st banknetusa.com--The Rights finance company subsidiary.

1st insurancenet.com--The property/causality/workman's compensation subsidiary.

1st netbankusa.com--To protect the Rights finance company domain name.

1st netinsurance.com--To protect property/casualty/workman's compensation domain name.

1st netlegalinsurance.com--The legal insurance subsidiary.

1st netocracy.com--The guiding principle behind the public books and the private business opportunities.

alcoholchat.com--Interactive chat room to introduce participants to Netocracysm.

aasp-usa.com--Approved Attorney Service Provider "AASPSM" Defense Panel Members.
------------

adr-usa.com--Appropriate Dispute Resolution.
-----------

ads-usa.net--Attorney Dispute Support "ADSsm" Plaintiff Panel Members.
-----------

bidcase.com--Allows ADSsm panel member attorneys to bid for cases.

calendarsonline.net--Electronic calendar coordination with professionals.

casebasereasoning.com--Determining case values using artificial intelligence.

case-bid.com--Allows clients to post facts of their case and solicit fee quotes from ADSsm panel member attorneys.

counselorsweb.com--Main Internet site for interactive communications and the access portal to the subsidiaries of GamePlan Inc.

enlargethepie.com--Value added practical and finance products offered by ADSsm, professional claims representatives of the property/casualty/workman's compensation insurance company, and AASPsm members of The Legal Service Organization "LSOsm".

esqlynx.com--The Bank for value added solutions and unpublished Brief Banks.

financeescrow.com--The e-commerce escrow company.

gameplaninc.com--Parent company.
---------------

gameplan-usa.com--To protect the name of the parent company.

ilf-usa.org--"Integrative Law Forum" "ILFsm", a ss.501(c)(3) private foundation.

integrativelaw.com--its essence is a new way to practice law. Claims personnel will practice integrative dispute added value resolutions in the property/causality/workman's compensation subsidiary and dispute engineers will follow its principles for the legal insurance subsidiary as well.

lawescrow.com--To protect the name of the e-commerce Internet escrow company.

lawintegrative.com--To protect the name.
------------------

lso-usa.com--The     Legal    Service    Organization     (LSOsm")    for    the
property/causality/workman's   compensation  insurance  company  and  the  legal
insurance company.

lynxesq.com--To protect the name of the Bank for value-added solutions and Brief Bank.

pla-usa.org--"The Program of Legal Assistance" "PLAsm", ass.501(c)(3) private
-----------
foundation

usa-ais.com-- Anticipation, Integration and Solutions "AISsm". These functions are performed by dispute engineers employed by a subsidiary of the legal insurance subsidiary and consist of anticipating disputes, the integration of value added dispute resolution techniques to reaching acceptable solutions for all.

vln-usa.com--"Virtual Law Network." Two separate secure extranets for ADSsm and
 ----------
AASPsm panel members for information, communication and research.

vpn-usa.com--"Virtual Private Network". A secure Intranet for unilateral file access to monitor the status of all cases. Clients will also be able to securely access their files unilaterally.

         Patents

         Berry Development L.L.C., a Nevada Limited Liability Corporation owned indirectly by Robert Berry, the Company's principal shareholder, has retained Dr. Randel Stevens to develop intellectual property rights protection for various business concepts and methodologies to be used to implement the Company's business plan.

         Four provisional and one complete patent applications have been filed by Mr. Berry's LLC. There can be no assurance that the provisional patents will ripen to completed patents within one year of their filing and there can be no assurance that, if filed, claims will be granted. There is likewise no assurance that the patents filed will result in any or all approved claims.

         It is contemplated that the LLC will remain separate and distinct from the Company. A license agreement between the Company and Berry Development L.L.C. will be required. To date, no license agreement has been negotiated or prepared.

Results of Operations.

         The Company has had no operations during the quarterly period ended June 30, 2000, or since on or before approximately 1986. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $28,303, stemming from general and administrative expenses.

Liquidity

         At June 30, 2000, the Company had total current assets of $3,263 and total liabilities of $335,337.

                           PART II--OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Number   Description

         27 Financial Data Schedule for Quarterly Report on Form 10-QSB for June 30, 2000

         99       Letter to Shareholders of the Company dated August 21, 2000
         (b)      Forms 8-K.  The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GAMEPLAN, INC.



Date: August 21, 2000                    /S/ ROBERT G. BERRY
                                         -------------------
                                         Robert G. Berry,
                                         President and Director