Form 10QSB
period 2000-09-30
GAMEPLAN INC
filed 2000-11-14
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of November 13, 2000, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check One):  Yes __  No  X

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                            Unaudited                   Audited
                                                                           September 30,              December 31,
                                                                               2000                       1999
                                                                       ---------------------      ---------------------
Current Assets
  Cash                                                                 $                124       $              3,400
                                                                       ---------------------      ---------------------
          Total Current Assets                                                          124                      3,400

Equipment, net                                                                        5,037                      8,051

Other Assets                                                                              0                          0
                                                                       ---------------------      ---------------------
TOTAL ASSETS                                                           $              5,161       $             11,451
                                                                       =====================      =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accrued liabilities                                               $                  0       $                  0

                                                                       ---------------------      ---------------------
          Total Current Liabilities                                                       0                          0

Long-term liabilities

      Notes payable                                                                 346,153                    291,904
                                                                       ---------------------      ---------------------
          Total Liabilities                                                         346,153                    291,904
Stockholders' Equity
     Common stock                                                                    15,225                     15,225
     Additional paid in capital                                                     727,566                    727,566
     Accumulated deficit during development stage                                (1,083,783)                (1,023,244)
                                                                       ---------------------      ---------------------
          Total Stockholders' Equity                                               (340,992)                  (280,453)
                                                                       ---------------------      ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                 $              5,161       $             11,451
                                                                       =====================      =====================


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              For the Three                For the Three
                                              Months Ended                 Months Ended
                                           September 30, 2000           September 30, 1999
                                      ---------------------------- ----------------------------

Revenues                              $                        -0- $                       -0-
                                      ---------------------------- ----------------------------

General and administrative
expense                                                     7,643                       14,772
                                      ---------------------------- ----------------------------
Operating Loss                                             (7,643)                     (14,772)

Interest expense                                            7,317
                                      ---------------------------- ----------------------------
Net Loss                              $                   (14,960) $                   (14,772)
                                      ============================ ============================

Net Loss per Share                    $                     (0.01) $                     (0.01)
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
                                      ============================ ============================













                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              For the Nine                 For the Nine
                                              Months Ended                 Months Ended

                                           September 30, 2000           September 30, 1999
                                      ---------------------------- ----------------------------

Revenues                              $                        -0- $                       -0-
                                      ---------------------------- ----------------------------

General and administrative

expense                                                    37,489                       35,601
                                      ---------------------------- ----------------------------
Operating Loss                                            (37,489)                     (35,601)

Interest expense                                           23,049
                                      ---------------------------- ----------------------------
Net Loss                              $                   (60,538) $                   (35,601)
                                      ============================ ============================

Net Loss per Share                    $                     (0.01) $                     (0.01)
                                      ============================ ============================

Weighted Average Number
of Shares Outstanding

                                                       15,225,000                   15,216,667
                                      ============================ ============================













                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the Three                 For the Three
                                                                    Months Ended                 Months Ended
                                                                 September 30, 2000           September 30, 1999
                                                            ---------------------------- -----------------------------
Cash Flows Used for Operating Activities:

  Net Loss                                                  $                   (14,960) $                    (14,772)
  Adjustments to reconcile net loss to
   net cash used for operating activities:

  Depreciation                                                                    1,004
  Increase in Accrued Interest Payable                                            7,317
                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Operating Activities                                     (6,639)                      (14,772)


Cash Flows Used for Investing Activities:                                            -0-                           -0-

                                                            ---------------------------- -----------------------------
 Net Cash Flows Used for Investing Activities                                        -0-                           -0-


Cash Flows Provided by Financing Activities

  Increase in shareholder loan                                                    3,500                        21,500
  Issued stock for cash (option)                                                     -0-                           -0-
                                                            ---------------------------- -----------------------------
Net Cash Flows Provided by Financing                                              3,500                        21,500
Activities

Net Increase (Decrease) in Cash                                                  (3,139)                        6,728
Beginning Cash Balance                                                            3,263                        (2,872)
                                                            ---------------------------- -----------------------------
Ending Cash Balance                                         $                       124  $                      3,856
                                                            ============================ =============================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Nine                 For the Nine
                                                                    Months Ended                 Months Ended
                                                                 September 30, 2000           September 30, 1999
                                                            ---------------------------- -----------------------------
Cash Flows Used for Operating Activities:


  Net Loss                                                  $                   (60,538) $                    (35,601)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation                                                                    3,013                         3,764
  Increase in Accrued Interest Payable                                           23,049
                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Operating Activities                                    (34,476)                      (31,837)


Cash Flows Used for Investing Activities:                                            -0-                           -0-

                                                            ---------------------------- -----------------------------
 Net Cash Flows Used for Investing Activities                                        -0-                           -0-



Cash Flows Provided by Financing Activities

  Increase in shareholder loan                                                   31,200                        33,000

  Issued stock for cash (option)                                                    -0-                         2,500
                                                            ---------------------------- -----------------------------
Net Cash Flows Provided by Financing                                             31,200                        35,500
Activities

Net Increase (Decrease) in Cash                                                  (3,276)                        3,663
Beginning Cash Balance                                                            3,400                           193
                                                            ---------------------------- -----------------------------
Ending Cash Balance                                         $                       124  $                     (3,856)
                                                            ============================ =============================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company has not had revenues from business operations since before April 1986. Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. In connection with the filing of the Company's Quarterly Report for the quarter ended June 30, 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing, in addition to web-based tools for locating and engaging legal counsel, a variety of other new integrated products and services, including finance and lending services, insurance products, escrow services, and member legal service organizations to be comprised of licensed attorneys.

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

Reference is made to the full summary of the New Plan, which is set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

To date, no elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, internet-based, information handling system for the Company and its proposed family of subsidiaries, and to enter into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals. To date, however, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. There can be no assurance that the Company will be able to raise the capital necessary to pursue its present Plan. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factor" section of the New Plan summary description contained in the Company's June 30, 2000 Form 10-QSB.

There may be market or other barriers to entry or unforeseen factors which make the New Plan unfeasible. Accordingly, the Company may refine, rewrite, or abandon some or all elements of the New Plan. In conjunction with the New Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing businesses which might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan.

Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Number   Description

          27 Financial Data Schedule for Quarterly Report on Form 10-QSB for September 30, 2000

         (b) Forms 8-K. The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          GAMEPLAN, INC.
                                                  /s/ Robert G. Berry
Date:  November 14, 2000                        --------------------------------
                                                  Robert G. Berry,
                                                  President and Director