Form 10KSB
period 2000-12-31
GAMEPLAN INC
filed 2001-04-02
CIK 1095146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2000

[    ]   Transition Report UNDER Section 13 or 15 (d) of the Securities Exchange
         Act of 1934

For the Transition Period from       to
                               -----    -----

Commission File Number:    0-27305

                                 GAMEPLAN, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                      87-0493596
- ----------------------------------            ----------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

     3701 Fairview Road
        Reno, Nevada                                            89511
- ----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (775) 853-3980
                (Issuer's telephone number, including area code)


Securities  registered  pursuant to Section                Name of each
          12(b) of the Act:                        exchange on which registered:
- --------------------------------------------      ------------------------------
               None                                          OTCBB

Securities registered pursuant to Section 12(g) of the Act:
- ------------------------------------------------------------
           Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X             No
   ---              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's net revenues for the fiscal year ended December 31, 2000 were $0.

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2000 was approximately $4,614. Because none of the Company's common stock has been sold within 60 days of December 31, 2000, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

The number of shares of common stock of the Registrant outstanding as of March 15, 2001 was 15,225,000. Transitional Small Business Disclosure Format (Check
one):  Yes     No X
           ---   ---

                          GAMEPLAN, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.

Item 1.   Description of Business.............................................3

Item 2.   Description of Property............................................12

Item 3.   Legal Proceedings..................................................12

Item 4.   Submission of Matters to a Vote of Security Holders................12


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters...........13

Item 6.   Management's Discussion and Analysis of Financial Condition
          or Plan of Operation ..............................................14

Item 7.   Financial Statements...............................................17

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................17


PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................18

Item 10. Executive Compensation..............................................18

Item 11. Security Ownership of Certain Beneficial Owners and Management......19

Item 12. Certain Relationships and Related Transactions......................20


PART IV.

Item 13. Exhibits and Reports on Form 8-K....................................21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW UNDER ITEM 6--MANAGEMENTS DISCUSSION AND ANALYSIS PLAN OF
OPERATION--"RISK FACTORS," AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN ITEM 7 OF THIS REPORT.

Introduction

Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. Initially, the plan focused exclusively on the use of Internet technology and case evaluation software to offer to the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs.

During the third quarter of the Company's fiscal year ended December 31, 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing, in addition to Internet-based tools for locating and engaging legal counsel, a variety of new integrated products and services, including finance and lending services, insurance products, escrow services, and member legal service organizations to be comprised of licensed attorneys.

All proposed services of the Company are to be developed and provided to the consumer based upon strict adherence to a business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of two new books authored by Mr. Berry. The Company anticipates that the new books, Jurisdocracy to Netocracysm, will be published and available for sale to the public within the next several months. Jurisdocracy focuses on the many serious problems facing clients, lawyers and insurance companies and offers three solutions. Netocracysm broadens the scope considerably and offers many educational, special interest, twenty-three legislative and thirteen practice reforms, all calculated to bring selected disputes to early resolution with "win-win" solutions.

Since announcement of the New Plan, there have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.
Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section below.

Summary Of The New Plan

Under the New Plan, the Company will create and oversee the development in multiple phases of a finance company, two insurance companies, two companies having a membership component for plaintiff and defense legal services, a third-party escrow company, and two legal-related Internet companies. The Company intends to adhere strictly to a certain business and professional model known as "integrative law/integrative dispute resolution techniques," which has been expounded in two yet-to-be published books authored by Robert G. Berry, the Company's President and sole director.

"Integrative law/integrative dispute resolution" techniques consist of the ability of clients to choose quality insurance and financial service companies together with competent ethical lawyers committed to a new methodology combining the best aspects of the modern practice of law, and time-tested alternative dispute resolutions ("ADR"), court reform, practice reforms, digital communications, electronic research and adding value to every dispute within a collegial environment and a level financial, informational and manpower playing field.

It is proposed that the new subsidiaries will consist of the following:

        o Legal Information Internet Company - Providing for the retrieval of practical and legal information.

        o Access Portal Internet Company - A legal content and interactive Internet company providing access portals to the products and services of the Company's remaining subsidiaries to be formed.

        o Attorney Membership Subsidiary for Plaintiffs' Counsel - A membership program for attorneys Attorney Dispute Support ("ADSsm") Panel Membership specializing first in plaintiff personal injury cases, later to be expanded to membership for attorneys in other legal practice areas.

        o Finance Company - Initially to provide pre-judgment, intangible and unliquidated litigation financing ("Rights Financing") to clients of ADSsm Panel Member attorneys.

        o Legal Insurance Company - To provide legal insurance to individuals and family members, to employers as a fringe benefit for their employees, and to home-based businesses. For all three legal insurance products, insureds will have access to dispute engineers offering practical non-legal advice to prevent disputes from occurring or offering practical non-legal advice to resolve disputes.

        o Legal Service Organization  Company - A subsidiary comprised of member
          attorneys  for   clients   insured   by  the   Legal   Insurance   and
          property/casualty/workers compensation subsidiary.

        o Property/Casualty/Workers Compensation Insurance Company - To create a subsidiary to provide individuals and businesses insurance products and services presently not offered by any other property/casualty insurance companies.

        o E-commerce Escrow Company - To act as an electronic escrow agent to coordinate the Rights Financing to be provided by the finance company subsidiary. The escrow subsidiary will hold the rights in trust as security for loan advances from the finance company subsidiary.

The  Company's  plan  of  operation  for  the  next 12  months  is to  fund  the requirements of the Company as parent and overseer of the foregoing subsidiaries, to fund the requirements of the proposed new subsidiaries, and then to staff the key executive and management positions for the parent company and each subsidiary. Then, consistent with the urgent timing requirements of today's economy, to deliver its products and services to the marketplace. At present, Robert G. Berry is the sole director and officer of the Company.

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

The Infostructure houses its own Internet Service Provider ("ISP"), combined with an intertwining network of computers forming separate but interlinking Virtual Private Networks ("VPN") Intranets and Extranets, and the synthesis of firewalls, secured routers, biometric devices and in-house security procedures to maintain a secured physical and electronic environment.

The Company will employee skilled employees in informatics, security managers, cryptology experts, team leaders and programmers to stay abreast and implement emerging technologies, perform day-to-day security tasks, and constantly test and monitor the security Infostructure of each subsidiary.

The Company will house and employ its own hardware, back up systems, proxy servers and off-site redundant servers. Biometric personal identification, in the form of retinal, finger and facial scans, will be required to access information.

The Company will have the unique ability to amass data from any subsidiary. By employing computing techniques such as pattern association, artificial intelligence, pattern matching, hypothesis testing, data clustering, genetic algorithms and other computational techniques collectively referred to as "Data Mining," the Company will be able to "drill" through the data. This Data Mining will enable the Company to assess subsidiary performance, fiscal accountability, and the success of multi-subsidiary marketing efforts, to identify and respond to rapid market changes, and to comply with state and federal regulations. Only the largest companies in the U.S will be employed to implement the necessary technology components.

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

Subsidiary  1-Internet  Company:  Legal  Content  and  Access  Portals  to Other
Services

This subsidiary will provide legal content via the Internet, and access portals to the products and services of the remaining subsidiaries to be formed. With a fixed obsession on client service, its core business is to be the leading Internet mission-specific legal information and interaction provider with hyperlinks to high-quality existing and future legal web sites, and the access portal to the seven e-commerce/business-to-business subsidiaries of the Company to be formed.

Subsidiary 2-Attorney Membership Organization for Plaintiffs' Counsel

The core business of this subsidiary will be to provide a nationwide membership organization, to be known as Attorney Dispute Support ADSsm Panel Membership (the "Panel Members"), initially for attorneys specializing in plaintiff personal injury cases. Membership will be limited initially to plaintiff personal injury attorneys with proven track records, unquestioned ethical standards, and high esteem within their peer group.

A second major function of the attorney membership subsidiary will be to have in place an information network permitting prospective and retained clients to interactively communicate with ADSsm Panel Members, ADSsm Panel Members to interact with prospective and retained clients, and Panel Members to conduct research, communicate, and interact with fellow ADSsm Panel Members throughout the United States.

These information networks may be accessed using devices such as telephone, fax, Internet, Web TV, AOLTV, wireless personal planning devices, telematic in-car communications and smart phones, collectively referred to as ("Gateway Interface Devices").

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

         3. Allow Panel Member attorneys, through Gateway Interface Devices, access to a secure Extranet (vln-usa.com) for legal research tools, negotiation materials, interaction with fellow ADSsm Panel Members throughout the United States, timely legal news and current reliable information concerning national legal developments.

Personal injury clients will have the ability to easily and accurately review the qualifications of any ADSsm Panel Member, interview and select an attorney either in their locale or ADSsm Panel Members that have special qualifications to handle interstate matters. Moreover, ADSsm Panel Members and clients will have access to their files at any time through the secure Intranet vpn-usa.com.

Each ADSsm Panel Member's current resume and picture will be displayed. Panel Members may also include a brochure and voice message. A map directing clients to ADSsm Panel Members' offices will be provided.

The ADSsm Panel Member's Extranet will maintain an up-to-date calendaring and messaging service that automatically contacts the attorney over the Gateway
Interface Devices upon retrieving inquires. Prompt responses by ADSsm Panel Members to all client inquiries will be a top Company priority.

Clients  may  access  ADSsm  Panel  Members'   special   appointments   calendar
specifically reserved for insured clients and schedule unilateral appointments on any open day or time during the attorney's office hours.

With careful ADSsm Panel Member selection, Gateway Communication Devices, proprietary case evaluation software, objective criteria, and skilled negotiators committed to adding value to disputes, ADSsm Panel Members will be trained to practice the "integrative law/integrative dispute resolution" models espoused by the Company.

It is contemplated that ADSsm Panel Members will be charged a monthly fee yet to
be  determined.   Additional  benefits  to  ADSsm  Panel  Members  will  include preferential insurance programs and investment and brokerage services.

Subsidiary 3-The Finance Company

Initially,  a proposed new finance  subsidiary would provide to clients of ADSsm
Panel  Members  only,  pre-judgment,   intangible  "Rights  Financing"  to  fund
plaintiffs' personal injury cases.

This form of financing unliquidated plaintiffs' rights is fraught with professional and business difficulty. Attorney ADSsm Panel Members, who have been screened for their proven track records and high esteem with their peer group, will assist in the screening of cases to be financed by this subsidiary.

In individual Rights Financing, the traditional criteria for extension of credit, including net worth, tangible physical assets as security, and good credit, are irrelevant. The sole basis for Rights Financing decisions is the strength of the plaintiff's right to receive compensation in the future.

Future possible services of the finance company subsidiary may include the financing of cases for clients of ADSsm Panel Members in legal practice areas outside the personal injury litigation arena, expansion of financing to include the purchase of post-judgment, liquidated rights, and the financing of cases for clients of non-Panel Members, and the financing or purchase of rights, whether tangible or intangible, liquidated or unliquidated, outside the field of litigation.

Subsidiary 4-The E-commerce Escrow Company

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

Initially, the services of the escrow company will be limited to securing, disbursing, and closing escrows for personal injury fee and cost reimbursement loans provided by the finance company subsidiary. Additional escrow services will be made available to disburse and close additional types of Rights Financing loans which may become available through the finance company subsidiary as market conditions dictate.

Subsidiary 5-Legal Insurance Company

Legal insurance is to clients and attorneys what medical insurance is to patients, doctors and hospitals. While common in Europe, legal insurance in America, with less than a 1% market penetration, is in its infancy. A prepaid legal plan works much like prepaid health insurance. Typically the insured, their employer, or both, pay a nominal fee averaging between $9.00 and $25.00 each month, in return for basic legal services such as legal advice over the telephone, limited personal meetings with attorneys, and review or drafting of simple legal documents. Other services not covered in the particular plan may be purchased at reduced rates.

The sixth subsidiary to be formed is a legal insurance company with its own dispute engineering/partnering subsidiary, which will offer three core products. The first legal insurance product is providing legal insurance to individuals and all family members living at home. The second is to offer legal insurance to employers as a fringe benefit for their employees. The third is to provide legal insurance to home-based businesses. For all three legal insurance products, insureds will have access to dispute engineers offering practical, non-legal advice to prevent disputes from occurring or offering practical non-legal advice to resolve disputes before they elevate to the point of requiring legal assistance. If legal assistance is needed, the insurance company, through a Legal Service Organization ("LSOsm"), another Company subsidiary, will provide attorneys for insured clients in a close-end system of Approved Attorney Service Providers ("AASP's") for legal advice and litigation support.

All insureds will be part of an information network permitting each to interactively communicate with dispute engineers and AASP's, and to permit AASP's to interact with insureds and to conduct research, communicate and interact with fellow AASP's throughout the United States.

It is contemplated that the legal insurance company will also offer five financial insurance product lines:

     1. Life insurance for plaintiffs in personal injury financed cases at the option of the finance company subsidiary.

     2. Insurance to reimburse the finance company subsidiary for financed cases that have been lost, at the option of the Rights Finance company.

     3. Insurance to pay income tax liabilities for financed cases that have been lost at the option of clients.

     4. "Loser Pay" insurance provided on a self-perpetuating basis at the option of clients.

     5. Special insurance lines, which may or may not be outsourced, such as malpractice, life, accidental death, health, vision and dental insurance to ADSsm Panel Members and AASPsm Panel Members for the legal and property/casualty/workman's compensation subsidiaries to be formed and their associates and all employees.

Subsidiary 6-Property/Casualty/Workman's Compensation Insurance Subsidiary

Following the business philosophy of "integrated law/integrated dispute resolutions" and "value added negotiation," and with a fixed obsession on client satisfaction, this subsidiary's core business is selling property/casualty/workman's compensation insurance through a unique business model having four parts:

     1. Property/casualty/workman's compensation insurance company that offers individuals and businesses insurance products and services presently not offered by any other property/casualty insurance company in the U.S.

     2. Staff the new insurance company with professional, skilled claims management negotiators who focus on adding value and who have full authority to settle legitimate claims.

     3. Provide financial products adding value to legitimate claims resolution and early appropriate dispute mechanisms.

     4. Refer all claims in which a lawsuit has been filed to the Legal Services Organization ("LSOsm") that has multiple functions, including the selection, monitoring and paying of all fixed costs and attorneys' fees of AASP's for covered first and third-party insurance claims.

Subsidiary 7-Legal Service Organization Company

The service product of the seventh subsidiary to be formed is a LSOsm with an approved closed-end system of Approved Attorney Service Providers. For the LSO's property/casualty/workman's client it has multiple specific responsibilities. For its legal insurance subsidiary client it provides legal advice and litigation support.

Following the Company's business philosophy of integrative law/integrated dispute value added negotiation subsidiary and with a fixed obsession on client satisfaction, its core business will be to provide active case management in the defense of personal injury litigation through a LSOsm.

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

Litigation support responsibilities provided to the Property/Casualty/Workman's Compensation Signatory Company are:

        o To hire a nationwide panel of Approved Attorney Service Providers and insure that they follow the terms and conditions of their Panel Member Agreements.

        o To assign lawsuits from the Signatory Company to selected Approved Attorney Service Providers.

        o To insure that Approved Attorney Service Providers have compatible computer programs with opposing counsel and the courts.

        o To facilitate communication and research between clients and Approved Attorney Service Providers Panel Members.

        o Only law firms are eligible for enrollment as Approved Attorney Service Providers.

        o  To monitor work in progress.

        o To co-ordinate settlement discussions with skilled Approved Attorney Service Providers Panel Members.

        o To present financial value added products during settlement negotiations.

        o   To co-ordinate settlement discussions.

        o To co-ordinate negotiation or ADR of procedural and substantive matters if negotiation does not lead to resolution.

        o  To aggressively pursue cost and attorney fee awards.

        o  To co-ordinate all evaluations

The ideal law firm candidates for admission would consist of attorneys within the firm holding the following credentials:

        o        Certified as specialists by the state in which they practice.
        o        American Board of Trial Advocates certification.
        o        "AV" Martindale-Hubbell rating.
        o        Listed in the Bar Register of Preeminent Lawyers.
        o        A fellow in the American College of Trial Lawyers.
        o        A.M. Best's register of approved defense attorneys.
        o        Clean credit report.
        o        Good references.

The Property/Casualty/Workman's Compensation Insurance subsidiary will be supported by an information network permitting insured clients, professional claims personnel and Approved Attorney Service Providers to interactively communicate with each other and for Panel Members to interact with fellow Panel Members throughout the United States.

Support services to the legal insurance signatory company

        o To provide a closed-ended system of Approved Attorney Service Providers for legal advice and litigation support.

Subsidiary 8-Banks of Value Added Solutions and Legal Briefs

The service product of the eighth subsidiary is a bank of value added solutions and a bank of unpublished and published briefs in two phases.

The first subsidiary, counselorsweb.com, is a pure play Internet company. With the firm business philosophy of integrative law/integrative dispute value added resolution techniques and with a fixed obsession on client satisfaction, the core business of this subsidiary has two purposes:

        o The public retrieval of value added dispute resolution solutions.

        o The public retrieval of unpublished legal briefs and court decisions.

This subsidiary has two banks, one for value added solution retrieval and the other for brief retrievals. The first consists of a bank of value added solutions reported by Panel Members, claims personnel and dispute engineers throughout the United States, which is available to anyone, anywhere in the world for a fee. The second is the real world of legal practice consisting of a brief bank of unpublished briefs and supporting data used by Panel Members and shared with other Panel Members through a secure Extranet, which is where all of the "action" in litigated cases occurs prior to trial and appeals, the latter being the only source for published brief retrievals.

Patents, Service Marks, Domain Names and Licenses

Service Marks

The Company has applied for the following service marks:

        o AASPsm  means panel  member  "Approved   Attorney  Service  Providers"
          selected on a close-ended system and paid by the Legal Service Organization "LSOsm."

        o ADSsm means panel member "Attorney Dispute Support" for plaintiff attorneys, limited in Phase I to plaintiff personal injury attorneys, and expanded thereafter to plaintiff attorneys in all other specialized areas of the law.

        o AISsm means "The Program of Anticipation Integration and Solutions," which anticipates disputes and assists in value added resolution beforehand. If a dispute does arise, either pre-negotiated solutions are in place or value added concepts are integrated to assist in dispute resolution. Initially, AISsm will be staffed with dispute engineers in the legal insurance subsidiary and a subsidiary of that subsidiary.

        o ILFsm means "The Integrative Law Forum" a charitable foundation established for the study and practice of integrative law, integrative negotiation and legislative and judicial awareness forums. I.R.S. approval is pending.

        o LSOsm  means  the "Legal  Services  Organization" that, among  several other functions, selects Panel Member Approved Attorney Service Providers and processes and pays capitated defense attorney's fees and costs for the property/causality insurance company. The LSOsm also processes claims and selects and pays attorneys who advise and represent insureds in the legal insurance subsidiary. Its services will expand to competitors of the property/causality insurance company and corporate America in Phase II.

        o Netocracysm means a government of informed, responsible people by fulfilled people for people in a wired world.

        o PLAsm is a charitable foundation established for The Program of Legal Assistance. I.R.S. approval is pending.

sm means a U.S. Patent and service mark that has been applied for and approval is pending.

Domain Names

The Company has obtained the following domain names:

        o 1st banknetusa.com-The finance company subsidiary.

        o 1st insurancenet.com-The property/causality/workman's compensation subsidiary.

        o 1st netbankusa.com-To protect the finance company subsidiary domain name.

        o 1st netinsurance.com-To protect property/casualty/workman's compensation domain name.

        o 1st netlegalinsurance.com-The legal insurance subsidiary.

        o 1st netocracy.com-The guiding principle behind the public books and the private business opportunities.

        o alcoholchat.com-Interactive  chat  room  to   introduce   participants
          to Netocracysm.

        o aasp-usa.com-Approved Attorney Service Provider "AASPSM" Defense Panel Members.

        o adr-usa.com-Appropriate Dispute Resolution.

        o ads-usa.net-Attorney Dispute Support "ADSsm" Plaintiff Panel Members.

        o bidcase.com-Allows ADSsm Panel Member attorneys to bid for cases.

        o calendarsonline.net-Electronic  calendar   coordination   with
          professionals.

        o casebasereasoning.com-Determining   case   values   using   artificial
          intelligence.

        o case-bid.com-Allows clients to post facts of their case and solicit fee quotes from ADSsm Panel Member attorneys.

        o counselorsweb.com-Main Internet site for interactive communications and the access portal to the subsidiaries of GamePlan, Inc.

        o enlargethepie.com-Value added practical and finance products offered by ADSsm, professional claims representatives of the property/casualty/workman's compensation insurance company, and AASPsm members of LSOsm.

        o esqlynx.com-The Bank for value added solutions and unpublished Brief Banks.

        o financeescrow.com-The e-commerce escrow company.

        o gameplan-usa.com-To protect the name of the parent company.

        o ilf-usa.org-"Integrative Law Forum" "ILFsm", a ss.501(c)(3) private foundation.

        o integrativelaw.com-Its essence is a new way to practice law. Claims personnel will practice integrative dispute added value resolutions
          in  the   property/causality/workman's  compensation  subsidiary  and dispute engineers will follow its principles for the legal insurance subsidiary as well.

        o lawescrow.com-To protect the name of the e-commerce Internet escrow company.

        o lawintegrative.com-To protect the name.

        o  lso-usa.com-The  LSOsm  for  the   property/causality/workman's
          compensation  insurance  company  and  the  legal  insurance  company.

        o lynxesq.com-To protect the name of the Bank for value-added solutions and Brief Bank.

        o pla-usa.org-"The Program of Legal Assistance" "PLAsm", a ss.501(c)(3) private foundation.

        o usa-ais.com-Anticipation, Integration and Solutions "AISsm". These functions are performed by dispute engineers employed by a subsidiary of the legal insurance subsidiary and consist of anticipating disputes, the integration of value added dispute resolution techniques to reaching acceptable solutions for all.

        o vln-usa.com-"Virtual Law Network." Two separate secure Extranets for ADSsm and AASPsm Panel Members for information, communication and research.

        o vpn-usa.com-"Virtual  Private   Network".   A  secure  Intranet  for
          unilateral file access to monitor the status of all cases. Clients will also be able to securely access their files unilaterally.

Patents

Berry Development L.L.C. ( "Berry LLC"), a Nevada Limited Liability Corporation owned indirectly by Robert G. Berry, the Company's principal shareholder, has retained Dr. Randel Stevens to develop intellectual property rights protection for various business concepts and methodologies to be used to implement the Company's business plan.

Four provisional and one complete patent applications have been filed by Berry LLC. There can be no assurance that the provisional patents will ripen to completed patents within one year of their filing and there can be no assurance that, if filed, claims will be granted. There is likewise no assurance that the patents filed will result in any or all approved claims.

It is contemplated that Berry LLC will remain separate and distinct from the Company. A license agreement between the Company and Berry LLC will be required. To date, no license agreement has been negotiated or prepared.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns office furniture and equipment valued at $4,034. The corporate office and telephone number for the Company are the personal residence and telephone number of Mr. Robert G. Berry, currently the sole officer, director, and principal shareholder of the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock (the "Common Stock") is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "GPLA." However, there is no established public market for the Company's Common Stock. Therefore, any data the Company could provide regarding the Common Stock's bid price or trading volume would not be indicative of the actual price or trading volume of such stock.

Holders

As of March 30, 2000, there were approximately 110 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

Dividends

The Company has not paid any cash dividends on its Common Stock since its inception. At present, the Company is not generating any revenues. In the event the Company is able to implement the New Plan, generate revenues and realize profits, the Company will retain earnings to support growth. Therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

Within the past three years the Company has issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the "Securities Act").

In 1998, the Company issued 3,000,000 shares of Common Stock to The Robert G. Berry Trust in exchange for services performed by Robert G. Berry, the Trustee of the Trust, on behalf of the Company. Specifically, Mr. Berry developed the New Plan.

On January 9, 1998, the Company granted options to Jim Johnson to purchase 100,000 shares of the Common Stock at an excercise price of $1.00 per share. The options expire four years from the date of issuance.

In February, 1999, the Company granted options to Shayne Del Cohen, a former director of the Company, to purchase 25,000 shares of the Company's Common Stock at an exercise price of $.10 per share. Ms. Del Cohen exercised the options in March, 1999.

With respect to the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the 1933 Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the 1933 Act. The offer and sale of the securities in each instance was not made by any means of general solicitation; the securities were acquired by the investors without a view toward distribution; and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the 1933 Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the 1933 Act or pursuant to an applicable exemption from such registration.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company has not had revenues from business operations since before April 1986. Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. In August 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing, in addition to Internet-based tools for locating and engaging legal counsel, a variety of other new integrated products and services, including finance and lending services, insurance products, escrow services, and member legal service organizations to be comprised of licensed attorneys.

All proposed services of the Company are to be developed and provided to the consumer based upon strict adherence to a business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of two new books authored by Mr. Berry. The Company anticipates that the new books, Jurisdocracy to Netocracysm, will be published and available for sale to the public within the next several months. Jurisdocracy focuses on the many serious problems facing clients, lawyers and insurance companies and offers three solutions. Netocracysm broadens the scope considerably and offers many educational, special interest, twenty-three legislative and thirteen practice reforms, all calculated to bring selected disputes to early resolution with "win-win" solutions.

Reference is made to the full summary of the New Plan, which is set forth above in Item 1- Description of Business, "Description of the New Plan."

To date, no elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and to enter into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals. To date, however, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. There can be no assurance that the Company will be able to raise the capital necessary to pursue the New Plan. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company, which are more fully set forth below under "Risk Factors."

There may be market or other barriers to entry or unforeseen factors, which make the New Plan unfeasible. Accordingly, the Company may refine, rewrite, or abandon some or all elements of the New Plan. In conjunction with the New Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing businesses that might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan.

Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the Securities and Exchange Commission (the "SEC") and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company.

Forward Looking Statements

The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in the Plan of Operation regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

        o Anticipated trends in our business, including consumer acceptance of and willingness to pay for the legal, financial, insurance, escrow, and other products and services to be provided by the Company and its proposed subsidiaries;

        o Ability of the Company to attract and hire competent management, third-party service providers, and other personnel necessary to create, manage and staff the subsidiaries and to implement the proposed New Plan;

        o Securing  capital for funding the creation of the initial subsidiaries
          and  their  complex  electronic  support and  access   structures; and

        o Ability of the Company to comply  with current government   regulatory
          requirements.

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

Risk Factors

An investment in our Common Stock involves risk. You should carefully consider the risks described below in addition to the other information presented in this Report before deciding to invest in our Common Stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.

We have no operating history upon which to evaluate our likelihood of success.

We have an unproven and untested business plan only, and no operating history. You should consider our business and prospects in light of the risks and uncertainties encountered by technology companies in evaluating whether to invest in our Company. There are many reasons why we may not be successful in implementing our strategy, including:

        o any inability to design the Internet and computer-based infrastructure contemplated in our New Plan necessary to provide the array of legal, insurance, and financial products discussed in the New Plan;

        o any inability to achieve market acceptance of our products and services;

        o our need to enter into contracts with and to rely on third-party providers for certain components of our services;

        o our need to create a management team and support personnel for the Company and its subsidiaries;

        o any inability to respond effectively to competitive pressures;

        o any loss of key personnel; and

        o any failure to comply with governmental regulations.

We have a history of losses and accumulated deficit and this trend of losses may continue in the future.

For the fiscal year ended December 31, 2000 we had a net loss of $77,320, and an accumulated deficit of $1,100,564. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services, and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

Our growth strategy includes the formation, development, staffing, and financing of a family of electronically interconnected legal service, financial, and insurance companies. The Company and its proposed subsidiaries will not be viable without significant equity and/or debt financing. We are currently exploring alternatives to fulfill these requirements, including the sale of debt or equity securities, but cannot assure that financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be unable to implement the New Plan and the family of service subsidiaries contemplated by the plan. We may be required to take other actions that may lessen the value of our Common Stock, including borrowing money on terms that are not favorable to us. If we raise the needed funds through the sale of additional shares of our Common Stock or securities convertible into shares of our Common Stock it may result in dilution to current stockholders.

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

Implementation of the New Plan will require the Company to engage information technology consultants to design and implement the information-handling infrastructure for the Company's system. To date, no specific design or implementation work has been undertaken. Such work would require the Company to raise substantial additional funds, to conduct research and development, purchase or lease equipment, and to develop the secure digital information system necessary to begin operations. We expect to begin fundraising efforts shortly, and will consider a variety of funding sources, including private investments, joint venturing, and traditional venture capital. To date, however, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. We can give no assurance that the Company will be able to raise the capital necessary to pursue its business plan.

There may be no support for our products and services in the market.

There may be market or other barriers to entry or unforeseen factors that make the concepts set forth in our New Plan unfeasible. For this reason, we might refine, rewrite, or abandon some or all elements of the Plan. In conjunction with the Plan, or as an alternative thereto, we will continue to consider acquisition or merger opportunities with existing businesses that might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan.

ITEM 7.       FINANCIAL STATEMENTS

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:

NAME                       AGE     CURRENT POSITION(S)

Robert G. Berry            65      Chief Executive Officer, President, Secretary
                                   and Director since December, 1991

Mr. Berry received a BA degree from the University of Nevada in 1961, and a JD degree from the University of Notre Dame law school in 1963. After spending four years in the District Attorney's office in Reno, Nevada, Mr. Berry joined the law firm of Laxalt and Berry in Carson City, Nevada. Mr. Berry's areas of emphasis while in private practice were plaintiff's personal injury litigation and regulatory work. While practicing law, Mr. Berry entered into a number of business ventures, including shopping center and condominium development, restaurants and cattle feeding and breeding. Mr. Berry left the active practice of law in 1977 and engaged in more than 50 business ventures and operations. After a brief period of retirement, in 1996 Mr. Berry attended Harvard Law School's Program on Negotiation and Mediation. In 1997, he received training in commercial mediation from A.D.R. Inc., and advance mediation from the John Paul Jones Group. At present, Mr. Berry is a Nevada Supreme Court Settlement Judge and a private mediator.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent shareholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

The Company's officers first became subject to the Section 16(a) reporting obligations in September 23, 1999, in connection with the Company's registration of its class of Common Stock under the Securities Exchange Act of 1934. Mr. Robert Berry, currently the sole officer, director, and 10% shareholder of the Company, will file a Form 3 Initial Statement of Beneficial Ownership for the purpose of reporting his shareholdings in the Company which are disclosed herein under Item 11--Security Ownership of Certain Beneficial Owners and Management. Mr. Berry had no changes in his beneficial ownership of shares of Common Stock of the Company during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the past three fiscal years to the Company's Chief Executive Officer during the fiscal year ended December 31, 2000. During the current fiscal year, the Company did not have any other officers.

                           Summary Compensation Table
                                                                                   Long Term Compensation
                                                                    -----------------------------------------------------
                                         Annual Compensation
                                                                             Awards                    Payouts
                                   --------------------------------------------------------------------------------------


                                                                    Restricted     Securities               All Other
                                                     Other Annual      Stock       Underlying    LTIP        Compen
                         Fiscal   Salary     Bonus   Compen-sation    Award(s)      Options/    Payouts     -sation
Name and                  Year      ($)       ($)         ($)           ($)         SARs (#)      ($)          ($)
Principal Position
                        -------------------------------------------------------------------------------------------------

Robert G. Berry           2000      -0-       -0-         -0-           -0-          -0-          -0-          -0-
  President, CEO and      1999      -0-       -0-         -0-           -0-          -0-          -0-          -0-
  Secretary
                          1998      -0-       -0-         -0-           -0-          -0-          -0-     3,000,000 (1)


- -----------------
     1 In 1998, the Company issued 3,000,000 shares of Common Stock to the Robert G. Berry Trust, in exchange for Mr. Berry's assistance in the preparation of the Company's business plan. Given the fact there is no public market for the Company's Common Stock, the value of the transaction cannot be easily ascertained.

The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                                                     Number of        % of Total
                                                     Securities       Options/SARs    Exercise or
                                                     Underlying        Granted to      Base Price
                                                    Options/SARs      Employees in     ($/Share)      Expiration
                            Name                    Granted (#)       Fiscal Year                        Date
             ------------------------------------ ----------------- ----------------- ------------- ---------------
             Robert G. Berry                             0                 0%             N/A            N/A


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                       AND DECEMBER 31, 2000 OPTION VALUES



                                                              Number of Securities
                                 Shares                      Underlying Unexercised          Value of Unexercised
                                Acquired        Value              Options at               In-the-Money Options at
                                   on          Realized          December 31, 2000              December 31, 2000
             Name              Exercise(#)       ($)        Exercisable/Unexercisable      Exercisable/Unexercisable
   -------------------------- -------------- ------------ ------------------------------ ------------------------------
   Robert G. Berry                  0             0                    N/A                            N/A

Compensation of Directors

The Company has not adopted any standard arrangements for compensating directors for services provided as a director. The Company's sole director did not receive any compensation during the current fiscal year for services provided as a director.

Employment Contracts and Termination of Employment Arrangements

The Company has not entered into any employment contract or any compensatory plan or arrangement with any executive officer of the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2000 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director, and any other executive officer of the Company whose compensation is required to be reported in Item 10 of this Report; and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address                                           Number of Shares      Percent of Outstanding
                                                          Beneficially Owned            Shares(1)

                                     Executive Officers and Directors

Robert G. Berry                                                 9,522,000 (2)             62.5%
3701 Fairview Road
Reno, Nevada 98511

All Officers and Directors as a Group (1 person)                9,522,000                 62.5%

                                           5% Beneficial Owners

Robert G. Berry                                                 9,522,000 (2)             62.5%
3701 Fairview Road
Reno, Nevada 98511


Jon T. Jenkins                                                  1,611,350 (3)             10.6%
14603 Fountain Hills Boulevard
Fountain Hills, Arizona 85268

Nation of the Menominee Tribe of Wisconsin                      1,200,000                  7.9%
P.O. Box 910
Keshena, Wisconsin 54135

- -----------------

(1) All percentages are calculated based upon a total number of shares issued and outstanding as of March 15, 2001, which number of shares is 15,225,000.

(2) The shares are held by the Robert G. Berry Trust. Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

(3) Jon T. Jenkins owns 1,221,350 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 90,000 shares held by the J.S. Jenkins Trust, and 150,000 shares held by the M.J. Jenkins Trust.

Changes in Control

There presently are no arrangements that would result in a change of control of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of $182,256.00, representing Mr. Berry's unreimbursed cash advances to the Company as of that date. The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%. During 1999, Mr. Berry advanced the Company $17,600. A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company. The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $290,192.44, bears interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest is due at maturity.

Jon and April Jenkins Promissory Note

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36. The note replaced and supercedes all previous notes of the Company payable to Jon or April Jenkins. The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Jon Jenkins is the beneficial owner of approximately 10.6% of the issued and outstanding shares of the Company.

PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

(a)  Exhibits

Exhibit Number        Title of Document

2        Articles  of  Merger  of Gameplan, Inc. (incorporated  by  reference to
         Exhibit 3.3i to the Company's Registration Statement on Form 10 filed with teh SEC on September 23, 1999).

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the SEC on September 23, 1999).

3.2 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3i to the Company's Registration Statement on Form 10 filed with the SEC on September 23, 1999).

3.3      Bylaws of the Company  (incorporated by reference to Exhibit 3.2 to the
         Company's  Registration  Statement  on Form 10 filed    with the SEC on
         September 23, 1999).

10       Promissory  Note of the Company  dated  January 1, 2001  payable to Mr.
         Robert  Berry in the  original  principal  amount of    $290,192.44 ,
         filed herewith.

21       Subsidiaries of the Company, filed herewith.


(b)  Reports on Form 8-K

The Company has not filed any Current Reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Gameplan, Inc.


                                                 By:   s/ Robert G. Berry
                                                       -------------------------
                                                          Robert G. Berry
                                                 Chief Executive Officer

                                                 Dated   March 31, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date

 /s/ Robert G. Berry     President, Chief Executive Officer,      March 31, 2000
- ----------------------      Secretary and Director
Robert G. Berry

                                 GAMEPLAN, INC.
              Including the accounts of its wholly-owned subsidiary
                                 Gameplaninc.com
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                                  TABLE OF CONTENTS                                    Page
Independent Auditors' Report                                                                             1
Consolidated Balance Sheets -- December 31, 2000 and 1999                                                2
Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999, and
for the Period from Inception [April 27, 1984] through December 31, 2000
                                                                                                         3
Consolidated  Statements of Stockholders'  Equity/(Deficit)  for the Years Ended
December 31, 2000 and 1999, and for the Period from  Inception  [April 27, 1984]
through December 31, 2000
                                                                                                         4 - 5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999, and
for the Period from Inception [April 27, 1984] through
December 31, 2000                                                                                        6
Notes to Financial Statements                                                                            7 - 14

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GamePlan, Inc.

We have audited the consolidated balance sheets of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements. We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2000 and 1999, and the results of operations and cash flows for the years then ended, and for the period from inception
[April 27, 1984] through December 31, 2000, in conformity with generally accepted accounting principles.

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

                                                              Mantyla McReynolds

Salt Lake City, Utah
March 10, 2001

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
Current Assets                                                           2000              1999
  Cash  - Note 1                                                       $          215     $      3,400
                                                                       ---------------    -------------
                      Total Current Assets                                        215            3,400

Property and Equipment - Note 2
  Property and equipment                                                       59,164           59,164
  Less: Accumulated depreciation                                              (55,130)         (51,113)
                                                                       ---------------    -------------
                   Net Property and Equipment                                   4,034            8,051

                                                                       ---------------    -------------
                          TOTAL ASSETS                                 $        4,249     $     11,451
                                                                       ---------------    -------------

                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
 Current liabilities                                                   $           -0-    $         -0-
                                                                       ---------------    -------------
                   Total Current Liabilities                                       -0-              -0-

Long-Term Liabilities
  Payable to shareholders - Note 3                                            362,022          291,904
                                                                       ---------------    -------------
                  Total Long-Term Liabilities                                 362,022          291,904

                                                                       ---------------    -------------
                       Total Liabilities                                      362,022          291,904
                                                                       ---------------    -------------

Stockholders' Deficit
  Common stock -- $.001 par  value;  40,000,000  shares
     authorized;  15,225,000 issued and outstanding at December
     31, 2000 and 1999                                                         15,225           15,225
  Additional paid-in capital                                                  727,566          727,566
  Accumulated deficit during the development stage                         (1,100,564)      (1,023,244)
                                                                       ---------------    -------------
                  Total Stockholders' Deficit                                (357,773)        (280,453)
                                                                       ---------------    -------------
           TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                   $        4,249     $     11,451
                                                                       ---------------    -------------



                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Operations
                    For the Years Ended December 31, 2000 and
             1999 and for the Period from Inception [April 27, 1984]
                            through December 31, 2000


                                                                                                    Inception to
                                                                2000                1999              12/31/00
                                                          ----------------    ----------------     ---------------

Revenue

  Consulting fees - Note 3                                $            -0-    $            -0-     $      768,042

  Commissions - Note 4                                                 -0-                 -0-            137,034

  Other income - Note 6                                                -0-                 -0-             27,168
                                                          ----------------    ----------------     ---------------

                   Total Revenue                                       -0-                 -0-            932,244

General and administrative expenses                                44,403              22,871           1,986,859
                                                          ----------------    ----------------     ---------------

                  Operating Loss                                  (44,403)            (22,871)         (1,054,615)

Other Income/(Expense)

  Interest income                                                      -0-                 -0-             16,064

  Interest expense                                                (32,917)            (23,439)           (431,372)

  Gain/(loss) on sale of assets - Note 6                               -0-                 -0-            (29,477)
                                                          ----------------    ----------------     ---------------

           Total Other Income/(Expense)                           (32,917)             (23,439)          (444,785)
                                                          ----------------    ----------------     ---------------

               Net Loss Before Taxes                              (77,320)            (46,310)         (1,499,400)

Income taxes                                                           -0-                 -0-              1,164
                                                          ----------------    ----------------     ---------------

        Net Loss Before Extraordinary Items                       (77,320)            (46,310)         (1,500,564)

Extraordinary items

  "Lost Opportunity" settlement - Note 10                                                                 400,000
                                                          ----------------    ----------------     ---------------

        Net Income from Extraordinary Items                            -0-                 -0-            400,000
                                                          ----------------    ----------------     ---------------

                 Net Income/(Loss)                        $       (77,320)    $       (46,310)     $   (1,100,564)

Income/(Loss) per share

  Before extraordinary items                              $          (.01)    $          (.01)     $         (.25)

  Extraordinary items                                                                                         .07
                                                          ----------------    ----------------     ---------------

              Income/(Loss) per share                     $          (.01)    $          (.01)     $         (.18)
                                                          ----------------    ----------------     ---------------

Weighted average shares outstanding                            15,225,000          15,218,750           5,991,667
                                                          ----------------    ----------------     ---------------


                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                    For the Years Ended December 31, 2000 and
             1999 and for the Period from Inception [April 27, 1984]
                            through December 31, 2000


                                                                                     Accumulated
                                                                  Additional       Deficit During            Net
                                    Common          Common          Paid-in        the Development      Stockholders'
                                    Shares           Stock          Capital             Stage          Equity/(Deficit)
                                 -------------    -----------    --------------   ------------------    ----------------

Balance at Inception,                      -0-    $       -0-    $          -0-   $              -0-   $             -0-
04/27/84

Issued 750,000 shares of
  common stock for cash               750,000            750             2,250                                    3,000

Issued 2,500,000 shares of
  common stock for cash             2,500,000          2,500            19,569                                   22,069

Issued 29,250,000 shares of
 common stock for cash,
  12/31/91                         29,250,000         29,250                                                     29,250

Reverse split [1 for 5] of
  32,500,000 shares of
  common stock outstanding        (26,000,000)       (26,000)           26,000                                      -0-

Expenses of merger and stock
  issuance                                                             (17,028)                                 (17,028)

Accumulated deficit from
  inception through 12/31/91                                                                 (5,621)             (5,621)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/91                   6,500,000          6,500            30,791               (5,621)             31,670

Net loss, 1992                                                                             (326,738)           (326,738)
                                 -------------    -----------    --------------  - -----------------   -----------------

Balance, 12/31/92                   6,500,000          6,500            30,791             (332,359)           (295,068)

Issued 1,200,000 shares of
  restricted common stock in
  satisfaction of debt,             1,200,000          1,200           248,800                                  250,000
12/30/93

Net loss, 1993                                                                             (305,062)           (305,062)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/93                   7,700,000          7,700           279,591             (637,421)           (350,130)

Net loss, 1994                                                                             (306,974)           (306,974)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/94                   7,700,000          7,700           279,591             (944,395)           (657,104)

Net loss, 1995                                                                             (215,677)           (215,677)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/95                   7,700,000          7,700           279,591           (1,160,072)           (872,781)


Issued 4,500,000 shares of
 common stock in
 satisfaction                       4,500,000          4,500           445,500                                  450,000
 of debt, 10/07/96



                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                    For the Years Ended December 31, 2000 and
             1999 and for the Period from Inception [April 27, 1984]
                            through December 31, 2000
                                   [continued]




Net income, 1996                                                                            277,209             277,209
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/96                  12,200,000         12,200           725,091             (882,863)           (145,572)

Net loss, 1997                                                                              (46,264)            (46,264)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/97                  12,200,000         12,200           725,091             (929,127)           (191,836)

Issued 3,000,000 shares of
common stock for R&D                3,000,000          3,000                                                      3,000

Net loss, 1998                                                                              (47,807)            (47,807)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/98                  15,200,000         15,200           725,091             (976,934)           (236,643)

ssued 25,000 shares of
common stock for cash                  25,000             25             2,475                                    2,500

Net loss, 1999                                                                              (46,310)            (46,310)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/99                  15,225,000         15,225           727,566           (1,023,244)           (280,453)

Net loss, 2000                                                                              (77,320)            (77,320)
                                 -------------    -----------    --------------   ------------------   -----------------

Balance, 12/31/00                  15,225,000     $   15,225     $     727,566    $      (1,100,564)   $       (357,773)












                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
                    For the Years Ended December 31, 2000 and
             1999 and for the Period from Inception [April 27, 1984]
                            through December 31, 2000


                                                                                                     Inception to
                                                               2000                 1999               12/31/00
                                                         -----------------    -----------------    -----------------

Cash Flows Provided by/(Used for) Operating
Activities

Net Income/(loss)                                        $        (77,320)    $        (46,310)    $     (1,100,564)

Adjustments to reconcile net income to net cash                                                    0
provided by
 operating activities:

    Depreciation                                                    4,018                7,582              170,611

    Notes issued in exchange for interest expense                      -0-                  -0-              59,588

    Notes issued in exchange for accrued interest                      -0-                  -0-              49,589

    Issued common stock for development cost - Note                    -0-                  -0-               3,000
13

    Loss/(gain) on disposal of property & equipment                    -0-                  -0-              29,477

    Increase/(decrease) in accounts payable                            -0-                  -0-                  -0-

    Increase/(decrease) in accrued expenses                        32,917               23,439               81,283
                                                         -----------------    -----------------    -----------------

Net Cash Provided by/(Used for) Operating Activities              (40,385)             (15,289)            (707,016)

Cash Flows Provided by/(Used for) Investing
Activities

  Investment sales/(purchases)                                         -0-                  -0-                  -0-

  Capital expenditures                                                 -0-              (1,604)            (520,761)

  Proceeds from disposal of property and equipment                     -0-                  -0-             316,641
                                                         -----------------    -----------------    -----------------

Net Cash Provided by/(Used for) Investing Activities                    0               (1,604)            (204,120)

Cash Flows Provided by/(Used for) Financing
Activities

  Proceeds from loans                                              37,200               17,600            1,401,667

  Loan principal reductions                                            -0-                  -0-            (530,107)

  Proceeds from issuance of common stock                               -0-               2,500               39,791
                                                         -----------------    -----------------    -----------------

Net Cash Provided by/(Used for) Financing Activities               37,200               20,100              911,351
                                                         -----------------    -----------------    -----------------

          Net Increase/(Decrease) in Cash                          (3,185)               3,207                  215

Beginning Cash Balance                                              3,400                  193                   -0-
                                                         -----------------    -----------------    -----------------

Ending Cash Balance                                      $            215     $          3,400     $            215
                                                         -----------------    -----------------    -----------------

Supplemental disclosures

  Cash paid for interest                                 $             -0-    $             -0-    $        216,129

Non-cash financing activities

  Issued shares of common stock in satisfaction of       $             -0-    $             -0-    $        700,000
  debt







                 See accompanying notes to financial statements.

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                  (C)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the useful lives of the related assets of five to ten years. Expenditures for repair and maintenance are charged to expense as incurred.

                  (D)      Loss per Share

                  Loss per share is based on the weighted average number of common shares outstanding. Common stock equivalents have been excluded from the calculation, as due to the loss they would be anti-dilutive.

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


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


NOTE 2   PROPERTY AND EQUIPMENT

                  Property and equipment are summarized as follows:

                                                             2000              1999
                                                           --------           ------
                  Office Furniture & Equipment          $      59,164       $     59,164
                  Less: Accumulated Depreciation              (55,130)           (51,113)
                                                        --------------     --------------
                  Net Property and Equipment            $       4,034       $      8,051
                                                        --------------     --------------

   Depreciation expense was $4,018 and $7,582 for 2000 and 1999, respectively.

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                  (B)      Payable to Shareholder

                  The amount payable to shareholder includes balances to an individual, who is also a director and president of the Company, for amounts loaned to the Company, plus accrued interest on those loans. On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan to March 2, 1997. During 1996, he advanced an additional $32,600 to the Company. On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash. The Company paid an additional principal reduction of $20,000 on October 16, 1996. On October 17, 1996, the Company issued a new promissory note for the remaining $125,536, bearing interest at the rate of Prime plus 2% and had a maturity date of on or before February 1, 1998, with no penalty for prepayment. During 1997, the individual advanced an additional $14,300 to the Company. On February 1, 1998, two new notes were executed which include principal and prior interest. During 1998, an additional $13,850 was advanced to the Company. On February 1, 1999, a new note with the same terms was issued to replace all prior notes plus accrued interest, and was due February 1, 2001. During 1999, $17,600 was advanced to the Company. As a result of this activity, a new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, $37,200 was advanced to the Company. A new note was executed on January 1, 2001 which extends the maturity to February 1, 2003. The entire unpaid principal and interest balance is due at maturity. Interest has been accrued through 12/31/00 at the variable rate of Prime plus 2%.

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

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3   RELATED-PARTY TRANSACTIONS [CONTINUED]

                  The Company renewed an unsecured note on October 1, 1993, with two individuals, extending the maturity date to October 1, 1994. Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994, with no penalty for prepayment. During November, 1994, the Company paid a principal reduction of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000 for a period of one year. The unsecured renewal principal amount, along with interest accruing at the rate of prime plus 2% on the unpaid principal balance, was due on or before November 1, 1995, with no penalty for prepayment. On April 26, 1995, the two individuals extended the maturity date on the $200,000 to March 6, 1996. The parties later reached an agreement to extend the maturity date of the principal and interest due under the terms and conditions of the note to January 5, 1997. On October 7, 1996, the Company issued
                  1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining $49,600, bearing interest at the rate of prime plus 2% and had a maturity date of on or before February 1, 1998, with no penalty for prepayment. On February 1, 1998, a new promissory note was executed compounding the unpaid interest and extending the maturity date to February 1, 1999. In February, 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company. A note was written naming those individuals and compounded interest through February 1, 1999. On February 1, 2001, the note was again rewritten to compound interest through that date and to extend the maturity. The new note plus all accrued interest is due and payable on February 1, 2003, with no penalty for pre-payment. The Company has accrued interest on this note through December 31, 2000.

                                                                          2000                  1999
                                                                        --------              --------
                   Unsecured loans maturing 2/01/03
                     from shareholders bearing interest
                     at prime plus 2%                               $      321,143        $      283,942
                   Accrued interest payable                                 40,879                 7,962
                                                                    -----------------     -----------------
                   Payable to directors, officers &
                    shareholders                                    $      362,022        $      291,904
                                                                    -----------------     -----------------


NOTE 4   COMMISSIONS

                  In 1992, the Company entered into a three-year distributorship contract with a manufacturer of gaming equipment, to broker said equipment on Indian Reservations in the United States. The Company received commissions from the manufacturer on sales of the equipment.

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


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

                  (C) Upon completion of the above activities, the Company authorized and completed a one-for-five reverse stock split of all of its then outstanding shares. This reduced the shares outstanding from 32,500,000 to 6,500,000 immediately following the reverse split.


NOTE 6   CHARTER FEES AND SALE OF ASSETS

                  During 1993, the Company entered into an agreement with an aviation company to hire the Company's airplane for charter. The agreement continued in effect until the sale of the airplane in September, 1994.


NOTE 7   LIQUIDITY

                  The Company has incurred losses from inception amounting to $1,100,564, has a net working capital deficit, and has a total capital deficit at December 31, 2000. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management is unsure of its future plans but does intend to keep the corporation in good standing for the foreseeable future.


NOTE 8   OPERATING LEASES

                  Effective  October 1, 1994, the Company entered into two lease
                  agreements  for  office  space.   The  lease  agreements  were
                  canceled during 1995 by mutual agreement of the parties.

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9   CHANGE IN ACCOUNTING PRINCIPLE - ACCOUNTING FOR TAXES

                  During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 1992. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of January 1, 1993 is $-0- due to operating losses carried over from prior years and the unlikely nature of future earnings. Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences. Net operating loss carry forward amounts expire at various times through 2020.

                  Deferred tax assets                                  Balance        Tax       Rate
                                                                   --------------------------------------
                     Loss carryforward                               $1,100,564     $385,197    35%
                     Valuation allowance                                           ($385,197)
                                                                                   -----------
                          Deferred tax asset                                              $0

                  This valuation allowance has increased $15,933 over the prior year amount of $369,264.

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

                  On January 9,1998 the directors resolved to enter into a stock option contract with another individual as consideration for assistance in developing a business concept. The option contract allows the purchase of 100,000 shares of stock at $1 per share if the business concept is developed and successfully sold. The options expire in January, 2002.

                                GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12  BUSINESS PURPOSE

                  The Company, concluding that its prior business purpose was not viable long term, ceased its gaming consulting operations in 1996. Since that time, the Company's majority shareholder has developed several new business plans supported by statistics and numerous un-coded software programs. The several business plans sets forth, in detail, a new methodology for dispute resolution in the United States. It consists of GamePlan, Inc., as the parent company with several subsidiaries to be formed, including two membership plans, a Rights financing company, two insurance companies, a Legal Services Organization (LSOsm), an escrow company, an electronic brief bank retrieval, and a legal web site providing useful information and the access portal to Gameplan, Inc., and its subsidiaries to be formed.

                  Numerous   service   marks  have  been  approved  as  well  as
                  registration   of   approximately   28   electronic   commerce
                  addresses.

                  The Plan is now complete and the Company is presently seeking mergers and/or acquisitions, and/or the participation of venture capital, and/or exploring the feasibility of private placements and/or a "secondary offering".


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