Form 10QSB
period 2001-03-31
GAMEPLAN INC
filed 2001-05-15
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 14, 2001, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check One):  Yes __  No  X
                         ---

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS

                                                             Unaudited
                                                           March 31, 2001
                                                       ----------------------
Current Assets
  Cash                                                 $                  275
                                                       ----------------------
     Total Current Assets                                                 275

Equipment, net                                                          3,252

                                                       ----------------------
TOTAL ASSETS                                           $                3,527
                                                       ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                               $                    0

                                                       ----------------------
          Total Current Liabilities                                         0

Long-term liabilities
      Notes payable                                                   373,603
                                                       ----------------------
          Total Liabilities                                           373,603
Stockholders' Equity
     Common stock                                                      15,225
     Additional paid in capital                                       727,566
     Accumulated deficit during                                    (1,112,867)
development
stage
                                                       ----------------------
          Total Stockholders' Equity                                 (370,076)
                                                       ----------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $                3,527
                                                       ======================


           See accompanying notes and Independent Accountants' report

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                              For the Three                For the Three
                                              Months Ended                 Months Ended
                                             March 31, 2001               March 31, 2000
                                      ---------------------------- ---------------------------

Revenues                              $                        -0- $                       -0-
                                      ---------------------------- ---------------------------

General and administrative
expense                                                     3,721                       1,543
                                      ---------------------------- ---------------------------
Operating Loss                                             (3,721)                     (1,543)

Interest expense                                            8,582                       7,204
                                      ---------------------------- ---------------------------
Net Loss                              $                   (12,303) $                   (8,747)
                                      ============================ ===========================

Net Loss per Share                    $                     (0.01) $                    (0.01)
                                      ============================ ===========================

Weighted Average Number
of Shares Outstanding
                                                       15,225,000                  15,225,000
                                      ============================ ===========================













           See accompanying notes and Independent Accountants' report

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                For the Three           For the Three
                                                                 Months Ended           Months Ended
                                                                March 31, 2001         March 31, 2000
                                                            ---------------------- -----------------------
Cash Flows Used for Operating Activities:


  Net Loss                                                  $             (12,303) $               (8,747)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation                                                                781                   1,004
                                                            ---------------------- -----------------------
Net Cash Flows Used for Operating Activities                              (11,522)                 (7,743)


Cash Flows Used for Investing Activities:

                                                            ---------------------- -----------------------
 Net Cash Flows Used for Investing Activities                                  -0-                     -0-



Cash Flows Provided by Financing Activities
  Increase in shareholder loan                                             11,583                   4,904
  Issued stock for cash (option)
                                                                            2,500
                                                            ---------------------- -----------------------
Net Cash Flows Provided by Financing                                       11,583                   4,904
Activities

Net Increase (Decrease) in Cash                                                61                  (2,839)
Beginning Cash Balance                                                        214                   3,400
                                                            ---------------------- -----------------------
Ending Cash Balance                                         $                 275  $                  561
                                                            ====================== =======================

           See accompanying notes and Independent Accountants' report

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001


         Preliminary Note

         The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

All proposed services of the Company are to be developed and provided to the consumer based upon strict adherence to a business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of two new books authored by Mr. Berry. The Company anticipates that the new books, Jurisdocracy to Netocracysm, will be published and available for sale to the public within the next several months. Jurisdocracy focuses on the many serious problems facing clients, lawyers and insurance companies and offers three solutions. Netocracysm broadens the scope considerably and offers many educational, special interest, twenty-three legislative and twelve practice reforms, all calculated to bring selected disputes to early resolution with "win-win" solutions.

Reference is made to the full summary of the New Plan, which is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Since announcement of the New Plan, there have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

                  None

         (b) Forms 8-K. The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          GAMEPLAN, INC.



Date:  May 14, 2001                                         /s/ Robert G. Berry
                                                          ----------------------
                                                          Robert G. Berry,
                                                          President and Director