Form 10QSB
period 2001-06-30
GAMEPLAN INC
filed 2001-08-14
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 13, 2001, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check One):  Yes __  No  X
                         ---

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                              Unaudited
                                                              June 30,
                                                                2001
                                                        ---------------------
Current Assets
  Cash                                                  $                423
                                                        ---------------------
          Total Current Assets                                           423

Equipment, net                                                         2,471
Other Assets                                                               0
                                                        ---------------------
TOTAL ASSETS                                            $              2,894
                                                        =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                                $                  0

                                                        ---------------------
          Total Current Liabilities                                        0

Long-term liabilities
      Notes payable                                                  386,300
                                                        ---------------------
          Total Liabilities                                          386,300
Stockholders' Equity
     Common stock                                                     15,225
     Additional paid in capital                                      727,566
     Accumulated deficit during                                   (1,126,197)
development stage
                                                        ---------------------
          Total Stockholders' Equity                                (383,406)
                                                        ---------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $              2,894
                                                        =====================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                              For the Three                For the Three
                                              Months Ended                 Months Ended
                                              June 30, 2001                June 30, 2000
                                      ---------------------------- ----------------------------

Revenues                              $                         0  $                         0

General and administrative
expense                                                     5,033                       28,303
                                      ---------------------------- ----------------------------
Operating Loss                                             (5,033)                     (28,303)

Interest expense                                            8,196                        8,528
                                      ---------------------------- ----------------------------
Net Loss                              $                   (13,229) $                   (36,831)
                                      ============================ ============================

Net Loss per Share                    $                     (0.01) $                     (0.01)
                                      ============================ ============================

Weighted Average Number
of Shares Outstanding
                                                       15,225,000                   15,225,000
                                      ============================ ============================












                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                               For the Six                  For the Six
                                              Months Ended                 Months Ended
                                              June 30, 2001                June 30, 2000
                                      ---------------------------- ----------------------------

Revenues                              $                         0  $                        -0-

General and administrative
expense                                                     8,854                       29,846
                                      ---------------------------- ----------------------------
Operating Loss                                             (8,854)                     (29,846)

Interest expense                                           16,778                       15,732
                                      ---------------------------- ----------------------------
Net Loss                              $                   (25,632) $                   (45,578)
                                      ============================ ============================

Net Loss per Share                    $                     (0.01) $                     (0.01)
                                      ============================ ============================

Weighted Average Number
of Shares Outstanding
                                                       15,225,000                   15,225,000
                                      ============================ ============================













                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                   For the Three                 For the Three
                                                                    Months Ended                 Months Ended
                                                                   June 30, 2001                 June 30, 2000
                                                            ---------------------------- -----------------------------
Cash Flows Used for Operating Activities:


  Net Loss                                                  $                   (13,229) $                    (36,831)
  Adjustments to reconcile net loss to
   net cash used for operating activities:

  Depreciation                                                                      781                         1,004
  Increase in Accrued Interest Payable                                            8,196                         8,529
                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Operating Activities                                     (4,252)                      (27,298)


Cash Flows Used for Investing Activities:                                             0                             0

                                                            ---------------------------- -----------------------------
 Net Cash Flows Used for Investing Activities                                         0                             0




Cash Flows Provided by Financing Activities
  Increase in shareholder loan                                                    4,500                        30,000

                                                            ---------------------------- -----------------------------
                       Net Cash Flows Provided by Financing                       4,500                        30,000
                                                 Activities

Net Increase (Decrease) in Cash                                                     248                         2,702
Beginning Cash Balance                                                              175                           561
                                                            ---------------------------- -----------------------------
Ending Cash Balance                                         $                       423  $                      3,263
                                                            ============================ =============================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                    For the Six                   For the Six
                                                                    Months Ended                 Months Ended
                                                                   June 30, 2001                 June 30, 2000
                                                            ---------------------------- -----------------------------
Cash Flows Used for Operating Activities:


  Net Loss                                                  $                   (25,633) $                    (45,578)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation                                                                    1,562                         2,009
  Increase in Accrued Interest Payable                                           16,779                        15,732
                                                            ---------------------------- -----------------------------
Net Cash Flows Used for Operating Activities                                     (7,292)                      (27,837)


Cash Flows Used for Investing Activities:                                             0                             0

                                                            ---------------------------- -----------------------------
 Net Cash Flows Used for Investing Activities                                         0                             0



                                       00

Cash Flows Provided by Financing Activities
  Increase in shareholder loan                                                    7,500                        27,700

  Issued stock for cash (option)                                                                                    0
                                                            ---------------------------- -----------------------------
                       Net Cash Flows Provided by Financing                       7,500                        27,700
                                                 Activities

Net Increase (Decrease) in Cash                                                     208                          (137)
Beginning Cash Balance                                                              215                         3,400
                                                            ---------------------------- -----------------------------
Ending Cash Balance                                         $                       423  $                      3,263
                                                            ============================ =============================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000


         PRELIMINARY NOTE

         The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

There have been no material developments in the business plan, implementation of the business plan, or financial condition of the Company since its last report on Form 10-QSB for the Quarter Ended March 31, 2001.

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




                                                             GAMEPLAN, INC.


                                                          /s/ Robert G. Berry
Date:  August 13, 2001                                   -----------------------
                                                         Robert G. Berry,
                                                         President and Director