Form 10QSB
period 2001-09-30
GAMEPLAN INC
filed 2001-11-14
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 12, 2001, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format
(Check One):  Yes __  No  X
                         ---

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                                                                      Unaudited
                                                                                    September 30,
                                                                                         2001
                   Current Assets
                     Cash                                                          $            116
                                                                                   -----------------
                             Total Current Assets                                               116

                   Equipment, net                                                             1,690
                   Other Assets                                                                   0
                                                                                   -----------------
                                                                     TOTAL ASSETS            $1,806
                                                                                   -----------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                   Current Liabilities

                        Accrued liabilities                                        $              0


                                                                                   -----------------

                             Total Current Liabilities                                            0


                   Long-term liabilities

                         Notes payable                                                      393,098
                                                                                   -----------------

                             Total Liabilities                                              393,098

                                                             Stockholders' Equity

                                                                     Common stock            15,225

                                                       Additional paid in capital           727,566

                   Accumulated deficit during development stage                          (1,134,083)

                             Total Stockholders' Equity                                    (391,292)
                                                                                   -----------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $          1,806
                                                                                   =================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                 For the Three               For the Three
                                                  Months Ended               Months Ended
                                               September 30, 2001         September 30, 2000
                                           --------------------------- --------------------------


     Revenues                                     $                 0        $                 0


     General and administrative expense                         1,588                      7,643
                                           --------------------------- --------------------------


     Operating Loss                                            (1,588)                    (7,643)


     Interest expense                                           6,299                      1,317
                                           --------------------------- --------------------------
     Net Loss                                     $            (7,887)       $           (14,960)
                                           =========================== ==========================


     Net Loss per Share                           $             (0.01)       $             (0.01)
                                           =========================== ==========================


     Weighted Average Number of Shares
     Outstanding                                           15,225,000                 15,225,000
                                           =========================== ==========================












                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                  For the Nine               For the Nine
                                                  Months Ended               Months Ended
                                               September 30, 2001         September 30, 2000
                                           --------------------------- --------------------------


     Revenues                                     $                 0        $                 0


     General and administrative expense                        10,442                     37,489
                                           --------------------------- --------------------------
     Operating Loss                                           (10,442)                   (37,489)


     Interest expense                                          23,077                     23,049
                                           --------------------------- --------------------------
     Net Loss                                     $           (33,519)       $           (60,538)
                                           =========================== ==========================


     Net Loss per Share                           $             (0.01)       $             (0.01)
                                           =========================== ==========================


     Weighted Average Number of Shares
     Outstanding                                           15,225,000                 15,225,000
                                           =========================== ==========================











                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three        For the Three
                                                     Months Ended          Months Ended
                                                  September 30, 2001    September 30, 2000
                                                  -------------------- ---------------------

Cash Flows Used for Operating Activities:

  Net Loss                                           $         (7,887)     $        (14,960)

  Adjustments to reconcile net loss to
  net cash used for operating activities:

  Depreciation                                                    781                 1,004

  Increase in Accrued Interest Payable                          6,299                 7,317
                                                  -------------------- ---------------------

Net Cash Flows Used for Operating Activities                     (807)               (6,639)


Cash Flows Used for Investing Activities:                           0                     0


                                                  -------------------- ---------------------

 Net Cash Flows Used for Investing Activities                       0                     0



Cash Flows Provided by Financing Activities

  Increase in shareholder loan                                    500                 3,500

                                                  -------------------- ---------------------

Net Cash Flows Provided by Financing Activities                  500                  3,500


Net Increase (Decrease) in Cash                                  (307)               (3,139)

Beginning Cash Balance                                            423                 3,263
                                                  -------------------- ---------------------

Ending Cash Balance                                  $            116      $            124
                                                  ==================== =====================


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        For the Nine         For the Nine
                                                        Months Ended         Months Ended
                                                     September 30, 2001   September 30, 2000
                                                     ------------------- ---------------------

Cash Flows Used for Operating Activities:

  Net Loss                                              $       (33,519)     $        (60,538)

  Adjustments to reconcile net loss to
net cash used for operating activities:

  Depreciation                                                    2,343                 3,013

  Increase in Accrued Interest Payable                           23,077                23,049
                                                     ------------------- ---------------------

Net Cash Flows Used for Operating Activities                     (8,099)              (34,476)


Cash Flows Used for Investing Activities:                             0                     0


                                                     ------------------- ---------------------

 Net Cash Flows Used for Investing Activities                         0                     0



Cash Flows Provided by Financing Activities

  Increase in shareholder loan                                    8,000                31,200

  Issued stock for cash (option)                                                            0
                                                     ------------------- ---------------------

Net Cash Flows Provided by Financing Activities                   8,000                31,200


Net Increase (Decrease) in Cash                                    (99)               (3,276)

Beginning Cash Balance                                              215                 3,400
                                                     ------------------- ---------------------

Ending Cash Balance                                     $           116      $            124
                                                     =================== =====================

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001


         PRELIMINARY NOTE

         The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

There have been no material developments in the business plan, implementation of the business plan, or financial condition of the Company since its last report on Form 10-QSB for the Quarter Ended June 30, 2001.

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

                                              GAMEPLAN, INC.



Date:  November 14, 2001                      /s/ Robert G. Berry
                                              ---------------------------------
                                              Robert G. Berry,
                                              President and Director