Form 10KSB
period 2001-12-31
GAMEPLAN INC
filed 2002-04-01
CIK 1095146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the Fiscal Year Ended:  December 31, 2001

[ ] Transition Report UNDER Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition Period from       to
                                         -----    -----

Commission File Number:    0-27305

                                 GAMEPLAN, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                  87-0493596
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
                   or organization)

          3701 Fairview Road
             Reno, Nevada                                   89511
---------------------------------------------  ---------------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (775) 853-3980
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: OTCBB



Securities registered pursuant to
Section 12(g) of the Act:          Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X             No
    -                ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's net revenues for the fiscal year ended December 31, 2001 were $0.

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2001 was approximately $4,092. Because none of the Company's common stock has been sold within 60 days of December 31, 2001, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

The number of shares of common stock of the Registrant outstanding as of March 28, 2002, was 15,225,000.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                          GAMEPLAN, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.

Item 1.   Description of Business..............................................3

Item 2.   Description of Property.............................................13

Item 3.   Legal Proceedings...................................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................13


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters............14

Item 6.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation......................................15

Item 7.   Financial Statements................................................19

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................19


PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance  with Section 16(a) of the Exchange Act..................19

Item 10. Executive Compensation...............................................20

Item 11. Security Ownership of Certain Beneficial Owners and Management.......21

Item 12. Certain Relationships and Related Transactions.......................22


PART IV.

Item 13. Exhibits and Reports on Form 8-K.....................................23

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW UNDER ITEM 6--MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--"RISK FACTORS," AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN ITEM 7 OF THIS REPORT.

Introduction


For the past several years the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. Initially, the plan focused exclusively on the use of Internet technology and case evaluation software to offer the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs.


During the third quarter of the Company's fiscal year ended December 31, 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing, in addition to Internet-based tools for locating and engaging legal counsel, a variety of new integrated products and services including financial services, insurance products, escrow services, advanced digital research, an Internet "clicks to bricks" site, and member legal service organizations of licensed attorneys.


The focus of the several business plans is dedicated to protecting, financing and processing Rights.


The mission of the several business plans is to provide efficient conflict resolution techniques through a family of companies representing 40+% of the Gross Domestic product and to oversight each company with ethical boundless leadership, empowerment and learning models with fixed and controlled processes.


So conceived, the Company is a conglomerate of technology, products and services.


The Company anticipates that these proposed services will be developed and provided to the consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of a book authored by Mr. Berry. The Company anticipates that the new book, tentatively titled "Jurisdocracy to Netocracysm" will be published and available for sale to the public within the foreseeable future. Jurisdocracy focuses on the present methodology for conflict resolution with particular emphasis on clients, lawyers and insurance companies and offers three solutions. Netocracysm broadens the scope considerably and offers many educational and special interest reforms, twenty-three legislative and thirteen practice reforms, all calculated to bring conflict resolution to early, cost efficient, interested based "win-win" solutions.


Since announcement, there have been no material developments. No elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other appropriate companies with or without existing infrastructure. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company more fully set forth in the "Risk Factors" section below.

Summary of the New Plan


Under the New Plan, the Company will seek strategic alliances to develop in multiple phases a finance company, two insurance companies, two companies having a membership component for plaintiff and defense legal services, a third-party escrow company, and two legal-related Internet companies. The Company intends to adhere strictly to a certain business and professional model of integrative law/integrative dispute resolution techniques, which has been expounded in a yet-to-be published book authored by Robert G. Berry the Company's President and sole director.


The Company's "integrative law/integrative dispute resolution techniques" consist of the ability of clients to choose quality insurance and financial service companies together with competent ethical lawyers having access to state-of-the-art technology and committed to a new methodology combining the best aspects of traditional conflict resolution coupled with time-tested alternative dispute resolutions "ADR," educational and special interest reforms, court reforms, practice reforms, digital communications, electronic research, adding value to every dispute within a collegial environment and a level financial, informational and manpower playing field.


The new yet to be formed subsidiaries, which may be expanded to other profitable business opportunities that the Company understands, will consist of the following all with several phases to be expanded, contracted and/or changed in the order set forth as market conditions dictate.

o Legal Information and Portal Internet Company - Practical, legal information and access portals to the products and services of the Company's remaining subsidiaries to be formed.


o Attorney Membership Subsidiary for Plaintiffs' Counsel - Attorney Dispute Support ("ADSsm") Panel Membership is a membership program limited in Phase I to contingent fee plaintiff personal injury attorneys and expanded thereafter to plaintiff attorneys in other specialized areas of the law in which compensation is lawfully and ethically contingent on the outcome of disputes.


o Finance Company - The first phase provides pre-judgment, intangible financing ("Rights Financing") to clients of ADSsm Panel Member attorneys and Panel Members directly in appropriate cases with identifiable and reliable reparation sources.


o E-commerce Escrow Company - The first phase is to act as an electronic escrow agent to coordinate the Rights Financing to be provided by the finance company subsidiary. The escrow subsidiary will hold the rights in trust as security for financial products from the finance company subsidiary.


o Legal Insurance Company - Legal insurance to individuals, family members, home-based businesses and to employers as a fringe benefit for their employees together with a dispute engineering subsidiary to be formed. For all three legal insurance products, insured's will have access to dispute engineers offering practical non-legal advice to prevent conflict from occurring and offering practical non-legal, value-added advice to resolve existing conflicts. Other specialized insurance lines will be offered as well.


o Property/Casualty/Workers Compensation Insurance Company - An insurance company providing individuals and businesses insurance products and services presently not offered by any other property/casualty insurance company.


o Legal Service Organization Company - A Legal Service Organization ("LSOsm") with a membership component initially limited to fixed fee defense attorneys. The first phase is composed of member attorneys for clients insured by the Legal Insurance and Property/Casualty/Workers compensation subsidiary. Future phases will include all other areas of conflict whether covered by insurance or not and may be expanded in future phases to include fixed fee plaintiff attorneys. Only law firms will be eligible for enrollment as Approved Attorney Service Providers.

o Banks of Value Added Solutions and Legal Briefs - A Bank of value added solutions and a brief Bank of unpublished and published legal work and court decisions in phases.

The Company's plan of operation for the next 12 months is to fund the basic requirements of the parent and foregoing subsidiaries to be formed and to seek strategic alliances with existing companies of related products with infrastructure in place and/or alliances with companies seeking new profitable core businesses. Presently, Mr. Berry is the sole director and officer of the Company.


The Company will continue to seek loans from its principal stockholder, a trust affiliated with Mr. Berry, to fund needed capital for development. Subject to regulatory approval, equity may be offered either publicly or privately to meet current and future obligations.


Description of the New Plan


The Parent Company


The Company's information infrastructure, or "Infostructure," provides the lifeblood of shared information across numerous differing computing platforms, networks, and differing information modalities to achieve an efficient flow of timely and accurate information.


The Infostructure houses its own Internet Service Provider ("ISP") combined with an intertwining network of computers forming separate but interlinking Virtual Private Networks ("VPN"), Intranets and Extranets, and the synthesis of firewalls, secured routers, biometric devices and in-house security procedures to maintain a secured physical and electronic environment.


The Company will employ a limited number of people. Skilled employees in informatics positions, security managers, cryptology experts, team leaders, and programmers to stay abreast of and implement emerging technologies, perform day-to-day security tasks and constantly test and monitor the security Infostructure of each subsidiary will either be employed by the Company or selected functions in whole or part may be outsourced.


The Company will house its own hardware, back up systems, proxy servers, and off-site redundant servers. Biometric personal identification in the form of retinal, finger, and facial scans will be required to access information.


The Company will have the unique ability to amass data from any subsidiary. By employing computing techniques such as pattern association, artificial intelligence, pattern matching, hypothesis testing, data clustering, genetic algorithms and other computational techniques collectively referred to as "Data Mining," the Company will be able to "drill" through the data. This Data Mining will enable the Company to monitor subsidiary performance, fiscal accountability, success of multi-subsidiary marketing efforts, to identify and respond to rapid market changes and to comply with state and federal regulations.


Each subsidiary will have its own VPN, Intranet, Extranet and Internet access portals that are the sole responsibility of that subsidiary, but which can accessed by the Company for information retrieval at any time.


The Company believes that certain of its proposed subsidiaries have no counterparts currently in operation and, therefore, must be fully funded and created with strategic alliance partners. Other proposed subsidiaries, such as the finance and the two insurance companies, could either be created or the Company could acquire or establish strategic alliance partnerships with existing financial and insurance companies or companies seeking new, significant profit centers.


Subsidiary 1-Internet Company: Legal Content and Access Portals to Other Products and Services


This subsidiary will provide legal content via the Internet and access portals to the products and services of the remaining subsidiaries to be formed turning "clicks" to "bricks." With a fixed obsession on client service, its core business is to be the leading Internet mission-specific legal information and interaction provider with hyperlinks to high-quality existing and future legal web sites and the access portal to the other subsidiaries initially contemplated to be seven and a subsidiary of the legal insurance subsidiary and possibly expanded to other yet unidentified subsidiaries to be formed.

Subsidiary 2-Attorney Membership Organization for Plaintiffs' Counsel


The core business of this subsidiary will be to provide a nationwide membership organization, to be known as Attorney Dispute Support ("ADSsm") Panel Membership (the "Panel Members") initially for attorneys specializing in plaintiff personal injury cases. Membership in phase I will be limited to contingent fee plaintiff personal injury attorneys with proven track records, unquestioned ethical standards and high esteem within their peer group and expanded thereafter to plaintiff attorneys in other specialized areas of the law in which compensation is lawfully and ethically contingent on the outcome of disputes.


A second major function of the attorney membership subsidiary will be to have in place an information network permitting prospective and retained clients to interactively communicate with ADSsm Panel Members, ADSsm Panel Members to interact with prospective and retained clients; and Panel Members to conduct research, communicate, and interact with fellow ADSsm Panel Members throughout the United States.


These information networks may be accessed using devices such as, but not limited to, telephone, fax, Internet, Web TV, AOLTV, wireless personal planning devices, telematic in-car communications and smart phones, collectively referred to as "Gateway Interface Devices."


Establishment of the information network for this subsidiary will involve the development of an informational infrastructure based on wide-band area network technologies, including access via the Internet, an Extranet, and an Intranet to:


     1. Allow clients to use Gateway Interface Devices to easily review and negotiate fees and to retain and communicate with ADSsm Panel Members.

     2. Allow attorneys to acquire new clients, easily communicate with ongoing clients and have proprietary case evaluation software and other objective criteria to evaluate cases.

     3. Allow Panel Member attorneys, through Gateway Interface Devices, access to a secure Extranet "vln-usa.com" for legal research tools, negotiation materials, and interaction with fellow ADSsm Panel Members throughout the United States, as well as access to timely legal news and current reliable information concerning national legal developments.

Personal injury clients will have the ability to easily and accurately review the qualifications of any ADSsm Panel Member and then interview and select an attorney either in their locale or attorneys having special qualifications to handle interstate matters. Moreover, ADSsm Panel Members and clients will have access to their files at any time through the secure Intranet site.

Each ADSsm Panel Member's current resume and picture will be displayed. Panel Members may also include a brochure and voice message. A map directing clients to ADSsm Panel Member's offices will be provided.


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


With careful ADSsm Panel Member selection, Gateway Communication Devices, proprietary case evaluation software, objective criteria, and skilled negotiators committed to adding value to disputes, ADSsm Panel Members will be trained to resolve conflict with value added results within cost efficient time frames following the "integrative law/integrative dispute resolution" models espoused by the Company.


ADSsm Panel Members will be charged a monthly fee yet to be determined. Additional benefits to ADSsm Panel Members will include a nationwide and local referring service involving several sources, preferential insurance programs and investment and brokerage services.

Subsidiary 3-The Finance Company


Phase I consists of a finance subsidiary providing clients of ADSsm Panel Members and directly to Panel Members pre-judgment, unliquidated, intangible "Rights Financing" to fund estate, subsidy, medical expense and cost reimbursement loans to plaintiffs' and their Panel Members in personal injury cases.


This form of unliquidated Rights financing is fraught with professional and business difficulty. In Rights Financing, the traditional criteria for extension of credit, including net worth, tangible physical assets as security and good credit are irrelevant. The sole basis for Rights Financing decisions is the strength of the plaintiff's claim to receive compensation at some undetermined time in the future. Attorney ADSsm Panel Members, who have been screened for their proven track records and high esteem within their peer group, will assist in the screening of cases to be financed by this subsidiary.


Future products of the finance company subsidiary may include expanded financing for clients and Panel Members in other subject matter conflict areas, expansion to include financing or purchasing post-judgment quasi-liquidated rights, financing cases for clients of non-Panel Members and financing or purchasing non-litigious Rights, whether tangible or intangible, liquidated or unliquidated.


Subsidiary 4-The E-commerce Escrow Company


In the first phase, which may change depending on profitable business opportunities, this subsidiary will function as a trusted third-party escrow agent for Rights Financing and insurance by escrowing those Rights in trust as security for loan and cost reimbursement advances and insurance product lines to be provided by the legal insurance company. This subsidiary will play an integral role in following instructions provided by participants to fulfill contractual requirements in a timely manner, to authenticate both digital and lithographic documents, verify signatures and distribute good funds.


Additional escrow services in future phases set forth not by way of limitation will be made available to disburse and close additional types of Rights Financing loans, securing subrogation Rights such as, but not limited to, Medicare reimbursements, electronic litigation depositaries and Internet sales tax collections.


Subsidiary 5-Legal Insurance Company with a dispute-engineering subsidiary


Legal insurance is to clients and attorneys what medical insurance is to patients, doctors, and hospitals. While common in Europe, legal insurance in America, with less than a 2% market penetration, is in its infancy. A prepaid legal plan works much like prepaid health insurance. Typically the insured, their employer, or both, pay a nominal fee averaging between $9.00 and $25.00 each month in return for basic legal services such as legal advice over the telephone, limited personal meetings with attorneys and review or drafting of simple legal documents. Other services not covered in the particular plan may be purchased at reduced rates.


This fifth subsidiary to be formed is a legal insurance company with its own dispute engineering/partnering subsidiary offering three core products, which may be expanded or contracted depending on market conditions and profitability. The first legal insurance product will be to provide legal insurance to individuals and all family members living at home. The second is to offer legal insurance to employers as a fringe benefit for their employees. The third is to provide legal insurance to home-based businesses. For all three legal insurance products, insured's will have access to dispute engineers offering practical, non-legal advice to prevent conflict from occurring or offering practical non-legal advice to resolve conflict after it has occurred but before it elevates to the point of requiring legal assistance. If legal assistance is needed, the insurance company, through its Legal Service Organization ("LSOsm") subsidiary, will provide attorneys for insured clients within a close-end system of Approved Attorney Service Providers ("AASPsm") for legal advice and litigation support.


All insured's will be part of an information network permitting each to interactively communicate with dispute engineers and AASP's and to permit AASP's to interact with insured's and to conduct research, communicate and interact with fellow AASP's throughout the United States with all supporting technology described for ADSsm panel members above.


The legal insurance company will also offer six financial insurance product lines expanded or contracted as market conditions dictate:

The first three specific insurance lines, which may or may not be outsourced, are limited to plaintiff clients of Attorney Dispute Support ("ADSsm") Panel Members when the financial products of the Rights Financing Subsidiary are provided.

The fourth insurance line is available to the e-escrow subsidiary of GamePlan
Inc.

The fifth insurance line is available to clients of both ADSsm and AASPsm Panel Members, which may be expanded to non-members subject to quality review.

     1. Life insurance for plaintiffs in personal injury financed cases at the option of the Rights finance company.

     2. Insurance to reimburse the finance company for financed cases that have been lost at the option of the Rights finance company.

     3. Insurance to pay income tax liabilities for financed cases that have been lost at the option of clients.

     4. Insurance to pay for un-recovered medical expense liens, which will be expanded to other professional liens in future phases.

     5. "Loser Pay" insurance provided on a self-perpetuating basis at the option of clients.

              The sixth is to offer special insurance lines, which may or may not be outsourced, such as malpractice, life, accidental death, health, vision and dental insurance to ADSsm Panel Members and AASPsm panel members, their associates and all employees.

Subsidiary 6-Property/Casualty/Worker's Compensation Insurance Subsidiary


Following the business philosophy of "integrated law/integrated dispute resolutions" and with a fixed obsession on client satisfaction, this subsidiary's core business is selling property/casualty/worker's compensation insurance through a unique business model having five parts:

     1. Property/casualty/worker's compensation insurance company offering individuals and businesses insurance products and services presently not offered by any other property/casualty insurance company in the U.S.

     2.   Staff  the  company  with  professional,   skilled  claims  management
          conflict negotiators focusing on value added negotiated solutions and who have full authority to settle legitimate claims.


     3.   Provide  creative   financial  products  adding  value  to  legitimate
          conflict resolution and early appropriate dispute mechanisms.

     4. To secure subordination liens and then collect those liens when reparations have been paid to their first party insured clients. This insurance company will insure that all liens are properly secured and collected. If legal action is required, Legal Services Organization ("LSOsm") members will process the matter.

     5. Refer all claims in which a lawsuit has been filed to the LSOsm that has multiple functions, including the selection, monitoring and paying of all fixed costs and attorneys' fees of AASP's for covered first and third-party insurance claims.


Subsidiary 7-Legal Service Organization Company


This subsidiary to be formed is a legal service organization company ("LSOsm") with an approved closed-end system of Approved Attorney Service Providers. It will have multiple specific responsibilities for the LSO's property/casualty/workman's client. For its legal insurance subsidiary client, it will provide legal advice and litigation support.


Following the Company's business philosophy of integrative law/integrated dispute value added negotiation and with a focus on client satisfaction, this subsidiary's core business is to provide active case management in the defense of personal injury litigation through an LSOsm. Future phases will include all other areas of conflict whether covered by insurance or not and may be expanded in future phases to include fixed fee plaintiff attorneys. Only law firms will be eligible for enrollment as Approved Attorney Service Providers.

Controlling fees and costs is of great importance in insurance defense work. Some insurance companies have overreacted by imposing unreasonable fee capitation agreements. The function of this company will be to provide a balance between the two extremes.


Its initial two clients, each called "The Signatory Company," are the Legal Insurance and Property/Casualty/Worker's Compensation Insurance subsidiaries of the Company to be formed.


Similar case management services will be available to other competitive insurance companies and to corporate America in later phases.

         Litigation support responsibilities provided to the Property/Casualty/Worker's Compensation Signatory Company, which may be expanded or contracted as market conditions dictate, will initially include:

         The first responsibility is to hire a nationwide panel of Approved Attorney Service Providers and insure that they follow the terms and conditions of their panel member agreements.

         The second responsibility is to assign lawsuits from the Signatory Company to selected Approved Attorney Service Providers "AASPsm."

         The third responsibility is to insure that approved service attorney providers have compatible computer programs with opposing counsel and the courts.

           The fourth responsibility is to co-ordinate Cumis Counsel.

           The fifth responsibility is to verify medical specials.

             The sixth responsibility is to facilitate communication and research between clients and AASPsm panel members.

             The seventh responsibility is to monitor work in progress.

             The eighth responsibility is to co-ordinate settlement discussions with skilled AASPsm members.

             The ninth responsibility is to present financial value added products during settlement negotiations.

             The tenth responsibility is to co-ordinate settlement discussions.

         The eleventh responsibility is to co-ordinate negotiation or ADR of procedural and substantive matters if negotiation does not lead to resolution.

         The twelfth responsibility is to aggressively pursue subrogation lien collections as well as seeking and collecting cost and attorney fee awards.

         The thirteenth responsibility is to co-ordinate all evaluations

This subsidiary will be supported by an information network similar to ADSsm panel members previously described permitting insured clients, professional claims personnel and Approved Attorney Service Providers to interactively communicate with each other and for Panel Members to interact with fellow Panel Members throughout the United States.

Subsidiary 8-Banks of Value-Added Solutions and Legal Briefs


The service products of this subsidiary will be a bank of value-added solutions and a bank of unpublished and published briefs in phases.


The first subsidiary, counselorsweb.com, is an Internet company. With the business philosophy of integrative law/integrative dispute value added resolution techniques and with a focus on client satisfaction, the core business of this Internet company subsidiary has two purposes in the first phase:

     o    The   professional   and  public  retrieval  of  value  added  dispute
          resolution solutions.

     o The professional and public retrieval of unpublished legal briefs and court decisions.


This subsidiary will have two banks, one for value-added solution retrieval and the other for brief retrievals. The first will consist of a bank of value-added solutions reported by Panel Members, claims personnel and dispute engineers throughout the United States, which will be available to anyone, anywhere in the world for a fee. The second will be a brief bank of unpublished briefs and supporting data used by Panel Members and shared with other Panel Members through a secure Extranet.


Patents, Service Marks, Domain Names and Licenses


Service Marks


The Company has applied for the following service marks. The notation "sm" means a U.S. Patent and service mark that has been applied for and approval is pending.

o AASPsm means panel members "Approved Attorney Service Providers" selected in a close-ended system and paid by the Legal Service Organization "LSOsm" consisting initially of fixed fee defense counsel but to be expanded to fixed fee plaintiff counsel in future phases.


o ADSsm means panel member "Attorney Dispute Support" for plaintiff attorneys, limited in Phase I to contingent fee plaintiff personal injury attorneys and expanded thereafter to plaintiff attorneys in other specialized areas of the law in which their compensation is lawfully and ethically contingent on the outcome of the dispute.


o AISsm means "The Program of Anticipation Integration and Solutions," which anticipates disputes and assists in value added conflict prevention. If conflict arises, either pre-negotiated solutions are in place or value added concepts are integrated to assist in conflict resolution. Initially, AISsm will be staffed with dispute engineers in the legal insurance subsidiary and a subsidiary of that subsidiary.


o ILFsm means "The Integrative Law Forum" an Internal Revenue Service approved ss.501 (c) (3) public charitable foundation established for the study and practice of integrative law, integrative negotiation and legislative and judicial awareness forums funded by public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm.


o LSOsm means the "Legal Services Organization" that, among several other functions, selects Panel Member Approved Attorney Service Providers. In the first phase, it processes and pays capitated defense attorney's fees and costs for the property/causality company. The LSOsm also processes claims and selects and pays attorneys who advise and represent insured's in the legal insurance subsidiary. Future phases will include offering services to other insurance companies, Corporate America and capitated plaintiff attorney's fees.


o Netocracysm means a government of informed, responsible people by fulfilled people for people in a wired world.




o PLAsm means "The Program for Legal Assistance" an Internal Revenue Service approved ss.501 (c) (3) public charitable foundation dedicated to providing pro-bono legal services and the enforcement of public sector laws funded by public and private donations and 5% of the pre-tax profits of both the Rights financing bank and the property/casualty/workman/s compensation insurance company.


Domain Names


The Company has obtained the following domain names:

     o    1stbanknetusa.com-The finance company subsidiary.


     o    1stinsurancenet.com-The   property/causality/workman's  compensation
          subsidiary.


     o 1stnetbankusa.com-To protect the finance company subsidiary domain name.


     o    1stnetinsurance.com-     To    protect     property/casualty/workman's
          compensation domain name


     o    1stnetlegalinsurance.com-The legal insurance subsidiary.


     o 1stnetocracy.com-The guiding principle behind the public books and the private business opportunities.


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


     o    ilf-usa.org-     "Integrative    Law    Forum"    "ILFsm",    is    an
          approvedss.501(c)(3) public charitable foundation.


     o integrativelaw.com-Its essence is a new way to resolve conflict. Claims personnel will practice integrative dispute added value resolutions in the property/causality/workman's compensation subsidiary and dispute engineers will follow its principles for the legal insurance subsidiary as well.


     o lawescrow.com-To protect the name of the e-commerce Internet escrow company.


     o    lawintegrative.com-To protect the name


     o    lso-usa.com-The    LSOsm    for    the    property/causality/workman's
          compensation insurance company and the legal insurance company.


     o lynxesq.com-To protect the name of the Bank for value-added solutions and unpublished briefs.


     o pla-usa.org- "The Program of Legal Assistance" "PLAsm ," is an approvedss.501(c)(3) public charitable foundation.


     o usa-ais.com-Anticipation, Integration and Solutions "AISsm." These functions are performed by dispute engineers employed by a subsidiary of the legal insurance subsidiary and consist of anticipating conflict and integrating value added dispute resolution techniques to reach acceptable value added solutions.


     o vln-usa.com- "Virtual Law Network." Two separate secure Extranets for ADSsm and AASPsm Panel Members for information, communication and research.


     o    vpn-usa.com-   "Virtual  Private  Network".   A  secure  Intranet  for
          unilateral file access to monitor the status of all cases. Clients will also be able to securely access their files unilaterally.


Patents


Berry Development L.L.C. ("Berry LLC") is a Nevada Limited Liability Corporation owned by The Robert G. Berry Trust, the Company's principal shareholder.


Berry LLC has filed four provisional and one complete patent application. There is no assurance that the filed patent will result in granted claims. There can be no assurance that the provisional patents will ripen to completed patents within one year of filing and there can be no assurance that, if filed, claims will be granted.


Berry LLC may or may not remain as a separate entity. If it remains separate, a license agreement between the Company and Berry LLC will be required. No license agreements have been negotiated.


Charitable Affiliates


The "Integrative Law Forum" is a 501(c)(3) public charity dedicated to the teaching, practice and public awareness of integrative law funded by the author's proceeds of "Jurisdocracy to Netocracysm", public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm. Robert G. Berry is the sole officer and director of the foundation.

The "Program of Legal Assistance" is a 501(c)(3) public charity dedicated to providing pro-bono legal services and the enforcement of public sector laws funded by public and private donations and 5% of the pre-tax profits of both the Rights financing bank and the property/casualty/workman/s compensation insurance company. Robert G. Berry is the sole officer and director of the foundation.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns office furniture and equipment valued at $909. The corporate office and telephone number for the Company are the personal residence and telephone number of Mr. Robert G. Berry, currently the sole officer, director, and principal shareholder of the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders during the fiscal year
2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock (the "Common Stock") is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "GPLA." However, there is no established public market for the Company's Common Stock. Therefore, any data the Company could provide regarding the Common Stock's bid price or trading volume would not be indicative of the actual price or trading volume of such stock.

Holders

As of March 28, 2002, there were approximately 94 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

On January 9, 1998, the Company granted options to Jim Johnson to purchase 100,000 shares of the Common Stock at an exercise price of $1.00 per share. The options expire four years from the date of issuance.

In February 1999, the Company granted an option to Shayne Del Cohen, a former director of the Company, to purchase 25,000 shares of the Company's Common Stock at an exercise price of $.10 per share. Ms. Del Cohen exercised the option in March 1999.

With respect to the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation; the investors acquired the securities without a view toward distribution; and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company has not had revenues from business operations since before April 1986. Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. In August 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company in several phases and parts of phases, which may be expanded or contracted depending of market conditions, for the purpose of providing, in addition to Internet-based tools for locating and engaging legal counsel, a variety of other new integrated products and services, including an Internet legal information site and portal access to several subsidiaries to be formed including finance and lending services, insurance products, escrow services, member legal service organizations to be comprised of licensed attorneys and professional and public digital retrieval of value added solutions and brief banks.

The Company anticipates that these proposed services will be developed and provided to professionals and consumers consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of a book authored by Mr. Berry. The Company anticipates that the new book, tentatively titled "Jurisdocracy to Netocracysm" will be published and available for sale to the public within the foreseeable future. Jurisdocracy focuses on the present methodology for conflict resolution with particular emphasis on clients, lawyers and insurance companies and offers three solutions. Netocracysm broadens the scope considerably and offers many educational and special interest reforms, twenty-three legislative and thirteen practice reforms, all calculated to bring conflict resolution to early, cost efficient, interested based "win-win" solutions.

Reference is made to the full summary of the New Plan, which is set forth above in Item 1- Description of Business, "Description of the New Plan."

Since announcement, there have been no material developments. No elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other appropriate companies with or without existing infrastructure. Significant aspects of the Company's New Plan are new and unproven in the marketplace. To date, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. There can be no assurance that the Company will be able to raise the capital necessary to pursue the New Plan. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company, which are more fully set forth below under the heading "Risk Factors."

There may be market or other barriers to entry or unforeseen factors, which make the New Plan unfeasible. Accordingly, the Company may refine, rewrite, expand or abandon some or all elements of the New Plan. In conjunction with the New Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing like businesses with existing infrastructure or successful businesses in unrelated areas seeking new and profitable business opportunities that might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan.

Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the Securities and Exchange Commission (the "SEC"), other regulatory agencies and investigating potential business ventures. The Company believes that the principal stockholder will advance all expenses as loans to the Company or by raising small amounts of third party debt and/or equity.

Forward Looking Statements

The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in the Plan of Operation regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development and results of operations of the Company include but are not limited to:

     o Anticipated trends in our business, including professional and consumer acceptance of and willingness to pay for the legal, financial, insurance, escrow, and other products and services to be provided by the Company and its proposed subsidiaries;

     o Ability of the Company to attract and hire competent management, third-party service providers, and other personnel necessary to create, manage and staff the subsidiaries and to implement the proposed New Plan;

     o    Securing   capital  for  funding  the   creation  of  mergers   and/or
          acquisitions   and  their  complex   electronic   support  and  access
          structures; and

     o Ability of the Company to comply with professional ethical standards and government regulatory requirements.

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

Risk Factors

An investment in our Common Stock involves risk. You should carefully consider the risks described below in addition to the other information presented in this Report before deciding to invest in our Common Stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial but could be material may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.

We have no operating history upon which to evaluate our likelihood of success.

We have an unproven and untested business plan only. You should consider our business and prospects in light of the risks and uncertainties encountered by technology companies in evaluating whether to invest in our Company. There are many reasons why we may not be successful in implementing our strategy including but not limited to:


     o Significant funding will be required to start this company when it does not have existing cash flow, and the worth of the ideas cannot be proven without funding.

     o The inability to design the Internet and computer-based infrastructure contemplated in our New Plan necessary to provide the array of legal, insurance, and financial products discussed in the New Plan;

     o The inability to achieve market acceptance of our products and services;

     o The need to enter into contracts with and to rely on third-party providers for certain components of our services;

     o The need to assemble a management team and support personnel for the Company and its subsidiaries;

     o    The inability to respond effectively to competitive pressures;

     o    The loss of key personnel;

     o    The failure to comply with governmental regulations.

     o The plan in its entirety is very difficult to understand. Considerable effort will be required to acquaint financial and securities people with its details. Many will resist the difficult task of spending the time necessary to fully understand every aspect.

     o Components and talent are in short supply. The proper execution of this plan will require thousands of highly qualified, trained people. To recruit and keep the talent necessary may be extremely difficult.

     o Departing employees will have the knowledge of selected portions of important confidential business plans. Even with the most strict confidentiality agreements, which are unenforceable in many states, the business plans will be shopped to competitors compromising corporate strategy.

     o Since our clients, Panel Members and actual or potential adversaries likely will be among the most litigious people in society, the Company may need to devote significant resources to respond to claims brought against the Company.

     o The company will be subject to the highest public profile leading to constant legislative and regulatory scrutiny.

     o New legislation and regulations may be required to fully implement The Company's plan.


Additional challenges may arise from:

     o    Tort reform advocates, organizations and lobbies.

     o    Attorneys resisting career changes.

     o Existing property and casualty insurers with vested interests and huge financial resources.

     o    Redundant insurance adjusters and claims support personnel.

     o    Court reporters.

     o    Bail bondsman.

     o    Existing companies purchasing viatical and quasi-viatical settlements.

     o    Existing companies purchasing structured settlements.

     o Existing companies offering value added products that are not part of this proposal.

     o    Existing companies specializing in insurance for attorneys.

     o Existing companies specializing in managing attorney investment and pension funds.

     o    Existing companies financing loans to clients.

We have a history of losses and accumulated deficit and this trend of losses may continue in the future.

For the fiscal year ended December 31, 2001 we had a net loss of $49,232, and an accumulated deficit of $1,149,796. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Our business will depend on consumer acceptance of our computer and internet-based legal services and business models.

Our success will depend in large part on our ability to successfully encourage the legal profession, consumers, prospective clients and private and public agencies to switch from traditional methods of processing conflict with lawyers, insurance, financial and other support services to our proposed new methods. If our methods are not accepted in the market, our business may be materially adversely affected.

Changes in technology could negatively impact our financial performance.

The use of the Internet, and the use of intertwining networks of computers forming Virtual Private Networks, Intranets, and Extranets, together with devices and procedures to maintain secured physical and electronic environments, is characterized by rapid technological change. As technological changes occur in the marketplace, we may have to modify our hardware, software, products or services in order to become or remain competitive or to ensure that our products do not become obsolete. Assuming our Company begins to generate profits, if we fail to anticipate or respond in a cost-effective and timely manner to professional ethical requirements and government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

We may have problems raising the money needed in the future.

Our growth strategy includes mergers and/or acquisitions and/or the formation, development, staffing and financing of a family of electronically interconnected legal service, financial, and insurance companies. The Company and its proposed subsidiaries will not be viable without significant equity and/or debt financing. We are currently exploring alternatives to fulfill these requirements, including the sale of debt or equity securities, but cannot assure that financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be unable to implement the New Plan and the family of service subsidiaries contemplated by the plan. We may be required to take other actions that may lessen the value of our Common Stock, including borrowing money on terms that are not favorable to us. If we raise the needed funds through the sale of additional shares of our Common Stock or securities convertible into shares of our Common Stock dilution to current stockholders may result.

We are subject to competition.

The market for legal, financial, and insurance products and services is highly competitive. Competition in the market for such products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that compete, at least indirectly, with our products and services. Although the Company believes that its new approach to providing such services as set forth in the New Plan is unique, other companies might attempt to copy our methods and techniques once they are implemented and we begin to generate revenues. In addition, many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our technology, products and services. Competitive pressures may also force prices for our services down and such price reductions may affect our potential future revenue.

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

If mergers and/or acquisitions do not occur, implementation of the New Plan will require the Company to engage information technology consultants to design and implement the information-handling infrastructure for the Company's system. To date, no specific design or implementation work has been undertaken. Such work would require the Company to raise substantial additional funds, to conduct research and development, purchase or lease equipment, and to develop the secure digital information system necessary to begin operations. We expect to begin fundraising efforts shortly, and will consider a variety of funding sources, including private investments, joint venturing, and traditional venture capital. To date, however, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. We can give no assurance that the Company will be able to raise the capital necessary to pursue its business plan.

There may be no support for our products and services in the market.

There may be market or other barriers to entry or unforeseen factors that make the concepts set forth in our New Plan unfeasible. For this reason, we might refine, rewrite, expand, contract or abandon some or all elements of the Plan. In conjunction with the Plan, or as an alternative thereto, we will continue to consider acquisition or merger opportunities with existing businesses that might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan.

ITEM 7.       FINANCIAL STATEMENTS

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:

NAME                       AGE     CURRENT POSITION(S)

Robert G. Berry            66      Chief Executive Officer, President, Secretary
                                   and Director since December, 1991

Mr. Berry received a BA degree from the University of Nevada in 1961, and a JD degree from the University of Notre Dame law school in 1963. After spending four years in the District Attorney's office in Reno, Nevada, Mr. Berry joined the law firm of Laxalt and Berry in Carson City, Nevada. Mr. Berry's areas of emphasis while in private practice were plaintiff's personal injury litigation and regulatory work. While practicing law, Mr. Berry entered into a number of business ventures, including shopping center and condominium development, restaurants, cattle feeding and breeding. Mr. Berry left the active practice of law in 1977 and engaged in more than 50 business ventures and operations. After a brief retirement, Mr. Berry attended Harvard Law School's Program on Negotiation and Mediation in 1996. In 1997, he received training in commercial mediation from A.D.R. Inc., and advance mediation from the John Paul Jones Group. At present, Mr. Berry is a Nevada Supreme Court Settlement Judge, a private mediator, a special master and lectures on negotiation and mediation advocacy skills.

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

The Company's officers first became subject to the Section 16(a) reporting obligations in September 23, 1999, in connection with the Company's registration of its class of Common Stock under the Securities Exchange Act of 1934. Mr. Robert Berry, currently the sole officer, director, and 62% shareholder of the Company, will file a Form 3 Initial Statement of Beneficial Ownership for the purpose of reporting his shareholdings in the Company which are disclosed herein under Item 11--Security Ownership of Certain Beneficial Owners and Management. Mr. Berry had no changes in his beneficial ownership of shares of Common Stock of the Company during the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the past three fiscal years to the Company's Chief Executive Officer during the fiscal year ended December 31, 2001. During the current fiscal year, the Company did not have any other officers.

                           Summary Compensation Table

                                                                                   Long Term Compensation
                                                                    -----------------------------------------------------
                                         Annual Compensation
                                                                             Awards                    Payouts
                                   -------------------------------  ------------------------  ---------------------------
                                                                    Restricted    Securities                 All Other
                                                      Other Annual     Stock      Underlying  LTIP Payouts  Compensation
                         Fiscal  Salary    Bonus     Compensation    Award(s)      Options/       ($)          ($)
Name and                  Year     ($)      ($)          ($)            ($)          SARs (#)
Principal Position
                        -------------------------------------------------------------------------------------------------

Robert G. Berry           2001      -0-       -0-         -0-           -0-          -0-          -0-          -0-
    President, CEO and    2000      -0-       -0-         -0-           -0-          -0-          -0-          -0-
  Secretary               1999      -0-       -0-         -0-           -0-          -0-          -0-          -0-

                          1998      -0-       -0-         -0-           -0-          -0-          -0-     3,000,000 (1)

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


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                       AND DECEMBER 31, 2001 OPTION VALUES



                                                              Number of Securities
                                 Shares                      Underlying Unexercised          Value of Unexercised
                               Acquired on      Value              Options at               In-the-Money Options at
                              Exercise (#)    Realized          December 31, 2001              December 31, 2001
             Name                                ($)        Exercisable/Unexercisable      Exercisable/Unexercisable
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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2001 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director, and any other executive officer of the Company whose compensation is required to be reported in Item 10 of this Report; and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address                                           Number of Shares      Percent of Outstanding
                                                          Beneficially Owned            Shares(1)


Robert G. Berry                                                 9,522,000 (2)         62.5%
3701 Fairview Road
Reno, Nevada 98511

Jon T. Jenkins                                                  1,611,350 (3)         10.6%
14603 Fountain Hills Boulevard
Fountain Hills, Arizona 85268

Nation of the Menominee Tribe of Wisconsin                      1,200,000              7.9%
P.O. Box 910
Keshena, Wisconsin 54135

All Officers and Directors as a Group (1 person)                9,522,000             62.5%
-----------------


     (1) All percentages are calculated based upon a total number of shares issued and outstanding as of March 15, 2002, which number of shares is 15,225,000.

     (2) The Robert G. Berry Trust holds the shares. Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

     (3) Jon T. Jenkins owns 1,221,350 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 90,000 shares held in the April Jenkins Trust, 150,000 shares held by the J.S. Jenkins Trust, and 150,000 shares held by the M.J. Jenkins Trust.

Changes in Control

There presently are no arrangements that would result in a change of control of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Note

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of $182,256.00, representing Mr. Berry's unreimbursed cash advances to the Company as of that date. The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%. During 1999, Mr. Berry advanced the Company $17,600. A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company. The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superceded all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. The entire unpaid principal and interest is due at maturity.

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

PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

(a)  Exhibits

Exhibit Number        Title of Document

2 Articles of Merger of Gameplan, Inc.(incorporated by reference to Exhibit 3.3i to the Company's Registration Statement on Form 10 filed with the SEC on September 23,
                      1999).

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the SEC on September 23, ,
                      1999).

3.2 Articles of Amendment to Articles of Incorporation ((incorporated by reference to Exhibit 3.3i to the Company's Registration Statement on Form 10 filed with the SEC on September 23, 1999).

3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 filed with the SEC on September 23, 1999).

10 Promissory Note of the Company dated January 1, 2001 payable to Mr. Robert Berry in the original principal amount of $290,192.44, filed herewith.

21       Subsidiaries of the Company, filed herewith.


(b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gameplan, Inc.


                                       By:
                                           -------------------------------------
                                           Robert G. Berry
                                           Chief Executive Officer
                                           Dated   March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                       Date

                          President, Chief Executive Officer,
----------------------    Secretary and Director                 March 2, 2002
Robert G. Berry

                                 GAMEPLAN, INC.
              Including the accounts of its wholly-owned subsidiary
                                 Gameplaninc.com
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                                 GAMEPLAN, INC.
                          [A Development Stage Company]


                                TABLE OF CONTENTS
                                                                           Page

Independent Auditors' Report                                               F-1

Consolidated Balance Sheets -- December 31, 2001 and 2000                  F-2

Consolidated Statements of Operations for the Years Ended December 31,
2001 and 2000,  and for the Period  from  Inception  [April 27,  1984]
through December 31, 2001                                                  F-3

Consolidated  Statements  of  Stockholders'  Equity/(Deficit)  for the
Years  Ended  December  31,  2001 and 2000,  and for the  Period  from
Inception [April 27, 1984] through December 31, 2001                   F-4 - F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2001 and 2000,  and for the Period  from  Inception  [April 27,  1984]
through December 31, 2001                                                 F-6


Notes to Financial Statements                                         F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GamePlan, Inc.

We have audited the consolidated balance sheets of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements. We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2001 and 2000, and the results of operations and cash flows for the years then ended, and for the period from inception [April 27, 1984] through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                       /s/Mantyla McReynolds

                                                          Mantyla McReynolds

Salt Lake City, Utah
March 1, 2002

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
Current Assets                                                                     2001                  2000
                                                                             -----------------     -----------------
  Cash  - Note 1                                                             $          2,386      $            215
                                                                             -----------------     -----------------
                          Total Current Assets                                          2,386                   215

Property and Equipment - Note 2
  Property and equipment                                                               59,164                59,164
  Less: Accumulated depreciation                                                      (58,255)              (55,130)
                                                                             -----------------     -----------------
                       Net Property and Equipment                                         909                 4,034
                                                                             -----------------     -----------------

                              TOTAL ASSETS                                   $          3,295      $          4,249
                                                                             =================     =================

                       LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
 Current liabilities                                                         $              0      $              0
                                                                             -----------------     -----------------
                       Total Current Liabilities                                            0                     0

Long-Term Liabilities
  Payable to shareholders - Note 3                                                    410,300               362,022
                                                                             -----------------     -----------------
                      Total Long-Term Liabilities                                     410,300               362,022
                                                                             -----------------     -----------------

                           Total Liabilities                                          410,300               362,022

Stockholders' Deficit
  Common stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding at December
     31, 2001 and 2000                                                                 15,225                15,225
  Additional paid-in capital                                                          727,566               727,566
  Accumulated deficit during the development stage                                 (1,149,796)           (1,100,564)
                                                                             -----------------     -----------------
                      Total Stockholders' Deficit                                    (407,005)             (357,773)
                                                                             -----------------     -----------------
               TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $          3,295      $          4,249
                                                                             =================     =================


                       See accompanying notes to financial
                                  statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2001 and 2000
           and for the Period from Inception [April 27, 1984] through
                                December 31, 2001

                                                                                                     Inception to
                                                               2001                 2000               12/31/01
                                                          ----------------    -----------------    -----------------
Revenue
  Consulting fees - Note 3                                $             0     $              0     $        768,042
  Commissions - Note 4                                                  0                    0              137,034
  Other income - Note 6                                                 0                    0               27,168
                                                          ----------------    -----------------    -----------------
                   Total Revenue                                        0                    0              932,244
General and administrative expenses                                14,954               44,403            2,001,812
                                                          ----------------    -----------------    -----------------
                   Operating Loss                                (14,954)             (44,403)          (1,069,568)
Other Income/(Expense)
  Interest income                                                       0                    0               16,064
  Interest expense                                               (34,278)             (32,917)            (465,650)
  Gain/(loss) on sale of assets - Note 6                                0                    0             (29,477)
                                                          ----------------    -----------------    -----------------
            Total Other Income/(Expense)                         (34,278)             (32,917)            (479,063)
                                                          ----------------    -----------------    -----------------
               Net Loss Before Taxes                             (49,232)             (77,320)          (1,548,631)
Income taxes                                                            0                    0                1,164
                                                          ----------------    -----------------    -----------------
        Net Loss Before Extraordinary Items                      (49,232)             (77,320)          (1,549,795)
Extraordinary items
  "Lost Opportunity" settlement - Note 10                               0                    0              400,000
                                                          ----------------    -----------------    -----------------
        Net Income from Extraordinary Items                             0                    0              400,000
                                                          ----------------    -----------------    -----------------
                 Net Income/(Loss)                        $      (49,232)     $       (77,320)     $    (1,149,795)
                                                          ================    =================    =================
Income/(Loss) per share
  Before extraordinary items                              $         (.01)     $          (.01)     $         (0.24)
  Extraordinary items                                                                                          0.06
                                                          ----------------    -----------------    -----------------
              Income/(Loss) per share                     $         (.01)     $          (.01)     $         (0.18)
                                                          ================    =================    =================
Weighted average shares outstanding                            15,225,000           15,225,000            6,511,854
                                                          ----------------    -----------------    -----------------

                       See accompanying notes to financial
                                  statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 2001 and 2000
           and for the Period from Inception [April 27, 1984] through
                                December 31, 2001


                                                                                   Accumulated
                                                                 Additional      Deficit During            Net
                                    Common          Common         Paid-in             the            Stockholders'
                                    Shares           Stock         Capital         Development        Equity/(Deficit)
                                                                                      Stage
                                 --------------    ----------    ------------    ----------------     ---------------
Balance at Inception,                       0      $      0      $        0      $           0        $           0
04/27/84
Issued 750,000 shares of
common stock for cash                 750,000           750           2,250                                   3,000
Issued 2,500,000 shares of
common stock for cash               2,500,000         2,500          19,569                                  22,069
Issued 29,250,000 shares of
common stock for cash,
12/31/91                           29,250,000        29,250                                                  29,250
Reverse split [1 for 5] of
32,500,000 shares of
common stock outstanding          (26,000,000)      (26,000)         26,000                                       0
Expenses of merger and
stock issuance                                                      (17,028)                                (17,028)
Accumulated deficit from
inception through 12/31/91                                                              (5,621)              (5,621)
                                 --------------    ----------    ------------    ----------------     ---------------
Balance, 12/31/91                   6,500,000         6,500          30,791             (5,621)              31,670
Net loss, 1992                                                                        (326,738)            (326,738)
                                 --------------    ----------    ------------    ----------------     ---------------
Balance, 12/31/92                   6,500,000         6,500          30,791           (332,359)            (295,068)
Issued 1,200,000 shares of
restricted common stock in
satisfaction of debt,               1,200,000         1,200         248,800                                 250,000
2/30/93
Net loss, 1993                                                                        (305,062)            (305,062)
                                 --------------    ----------    ------------    ----------------     ---------------
Balance, 12/31/93                   7,700,000         7,700         279,591           (637,421)            (350,130)
Net loss, 1994                                                                        (306,974)            (306,974)
                                 --------------    ----------    ------------    ----------------     ---------------
Balance, 12/31/94                   7,700,000         7,700         279,591           (944,395)           (657,104)
Net loss, 1995                                                                        (215,677)           (215,677)
                                 --------------    ----------    ------------    ----------------     ---------------

Balance, 12/31/95                   7,700,000         7,700         279,591         (1,160,072)           (872,781)



Issued 4,500,000 shares of
common stock in
satisfaction of debt,               4,500,000         4,500         445,500                                 450,000
10/07/96

Net income, 1996                                                                       277,209              277,209
                                 -------------    ----------     -----------     ----------------     ---------------
Balance, 12/31/96                  12,200,000        12,200         725,091           (882,863)            (145,572)




Net loss, 1997                                                                        (46,264)              (46,264)
                                 -------------    ----------     -----------     ----------------     ---------------
Balance, 12/31/97                  12,200,000        12,200         725,091           (929,127)            (191,836)
Issued 3,000,000 shares of
common stock for R&D                3,000,000         3,000                                                   3,000
Net loss, 1998                                                                         (47,807)             (47,807)
                                 -------------    ----------     -----------     ----------------     ---------------
Balance, 12/31/98                  15,200,000        15,200         725,091           (976,934)            (236,643)
Issued 25,000 shares of
common stock for cash                  25,000            25           2,475                                   2,500
Net loss, 1999                                                                         (46,310)             (46,310)
                                 -------------    ----------     -----------     ----------------     ---------------
Balance, 12/31/99                  15,225,000        15,225         727,566         (1,023,244)            (280,453)
Net loss, 2000                                                                         (77,320)             (77,320)
                                 -------------    ----------     -----------     ----------------     ---------------
Balance, 12/31/00                  15,225,000        15,225         727,566         (1,100,564)            (357,773)
Net loss, 2001                                                                         (49,232)             (49,232)
                                 -------------    ----------     -----------     ----------------     ---------------
Balance, 12/31/01                  15,225,000     $  15,225      $  727,566      $  (1,149,796)       $    (407,005)
                                 =============    ==========     ===========     ================     ===============

                       See accompanying notes to financial
                                  statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000
           and for the Period from Inception [April 27, 1984] through
                                December 31, 2001




                                                                                                     Inception to
                                                                2001                2000               12/31/01
                                                            --------------    -----------------    -----------------
Cash Flows Provided by/(Used for) Operating Activities
Net Income/(loss)                                           $    (49,232)     $       (77,320)     $    (1,149,795)
Adjustments to reconcile net income to net cash
provided by Operating activities:
   Depreciation                                                     3,125                4,018              173,736
   Notes issued in exchange for interest expense                        0                    0               59,588
   Notes issued in exchange for accrued interest                        0                    0               49,589
   Issued common stock for development cost - Note 13                   0                    0                3,000
   Loss/(gain) on disposal of property & equipment                      0                    0               29,477
   Increase/(decrease) in accounts payable                              0                    0                    0
   Increase/(decrease) in accrued expenses                         34,278               32,917              115,560
                                                            --------------    -----------------    -----------------
 Net Cash Provided by/(Used for) Operating Activities            (11,829)             (40,385)            (718,845)
Cash Flows Provided by/(Used for) Investing Activities
  Investment sales/(purchases)                                          0                    0                    0
  Capital expenditures                                                  0                    0            (520,761)
  Proceeds from disposal of property and equipment                      0                    0              316,641
                                                            --------------    -----------------    -----------------
 Net Cash Provided by/(Used for) Investing Activities                   0                    0            (204,120)
Cash Flows Provided by/(Used for) Financing Activities
  Proceeds from loans                                              14,000               37,200            1,415,667
  Loan principal reductions                                             0                    0            (530,107)
  Proceeds from issuance of common stock                                0                    0               39,791
                                                            --------------    -----------------    -----------------
 Net Cash Provided by/(Used for) Financing Activities              14,000               37,200              925,351
                                                            --------------    -----------------    -----------------
           Net Increase/(Decrease) in Cash                          2,171              (3,185)                2,386
Beginning Cash Balance                                                215                3,400                    0
                                                            --------------    -----------------    -----------------
Ending Cash Balance                                         $       2,386     $            215     $          2,386
                                                            ==============    =================    =================
Supplemental disclosures
  Cash paid for interest                                    $           0     $              0     $        216,129
                                                            ==============    =================    =================
Non-cash financing activities
  Issued shares of common stock in satisfaction of debt     $           0     $              0     $        700,000
                                                            ==============    =================    =================

                       See accompanying notes to financial
                                  statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


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

          On September 22, 1999, the Company created a wholly owned subsidiary, in the State of Nevada, under the name "Gameplaninc.com". The Company resolved that it will transfer, assign, or convey all assets, liabilities, and operations to the subsidiary at an appropriate time. As of the date of this report, nothing has been conveyed. The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of GamePlan, Inc. and its subsidiary. All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000




NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

         (F)      Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2   PROPERTY AND EQUIPMENT

          Property and equipment are summarized as follows:

                                                                                    2001                2000
                                                                              ----------------    ---------------
                          Office Furniture & Equipment                        $        59,164     $       59,164
                          Less: Accumulated Depreciation                              (58,255)           (55,130)
                                                                              ----------------    ---------------
                          Net Property and Equipment                          $           909     $        4,034
                                                                              ================    ===============

          Depreciation expense was $3,125 and $4,018 for 2001 and 2000, respectively.


NOTE 3   RELATED-PARTY TRANSACTIONS

          (A)     Contracts

          In 1993, the Company entered into a series of transactions with the Nation of the Menominee Tribe of Wisconsin, the "Menominee Tribe."

                    (i) Effective July, 1993, the Company entered into a 50/50 joint venture agreement with the Menominee Tribe for the purpose of pursuing Indian gaming opportunities. Under this agreement, the Company had an obligation to provide up to $1,000,000 per venture, but no more than $2,000,000 in the aggregate. Pursuant to this obligation, the Company was required to provide the Menominee Tribe a security interest in all of its assets. As

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



 NOTE 3  RELATED-PARTY TRANSACTIONS [CONTINUED]

                   a condition to this agreement, the Company was not allowed to pay the principal portion of the shareholder debt without the prior written consent of the Menominee Tribe. This agreement was terminated by the Company effective March 5, 1996.

                   Also, as a part of the agreement mentioned above, the Menominee Tribe loaned the Company $250,000 at an interest rate of prime plus 2% and the Menominee Tribe was granted an option to purchase 1,200,000 shares of the Company's common stock for $250,000. On December 30, 1993, the Menominee Tribe exercised its option to purchase the stock. In consideration for the stock, the Menominee Tribe canceled its loan to the Company. The Company further represented to the Menominee Tribe that it did not intend, at the time of the transaction, to issue further shares, warrants or options, except by registration under the 1933 Securities Act, and that the shares issued to the Menominee Tribe would be registered by the Company within two years, or when it registered any other shares for issuance or sale, subject to underwriter approval. The termination of the above-referenced agreement does not affect this portion of the agreement.

                   (ii) Effective August, 1993, the Company entered into a consulting agreement with the gaming corporation of the Menominee Tribe. The agreement provided for consulting fees at the rate of $22,500 per month, plus an amount equal to the advertising fee paid to an advertising agency in which an officer of the Company is an owner. During 1994, the Company received a gross amount of $30,000 per month, from which it paid $7,500 per month to the referenced advertising agency. Beginning January 1995 and continuing through August 1995, the consulting fee rate increased to $25,000 per month, plus $7,500 per month advertising fee. The Company was further reimbursed for direct expenses incurred in connection with travel to the tribal corporation facilities to carry out the consulting duties provided for in the contract. As a condition to this agreement, the Company could not pay the principal portion of the shareholder debt without prior written consent of the tribal corporation. This agreement was approved by the United States Department of the Interior, a condition precedent to the agreement's having force. The initial term of the agreement was one year, commencing August 18, 1993. The term of the agreement was renewable by mutual agreement of the parties, for successive renewal periods totaling no more than four years, provided that the terms and conditions of the renewals did not increase the financial obligations of the Menominee Tribe. The agreement was canceled by the parties, and the final check under the agreement was received by the Company in August, 1995.

          (B)     Payable to Shareholder

          The amount payable to shareholder includes balances to Robert G. Berry, who is a director and president of the Company, for amounts loaned to the Company, plus accrued interest on those loans. On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan to March 2, 1997. During 1996, Mr. Berry advanced an additional

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 3   RELATED-PARTY TRANSACTIONS [CONTINUED]

           $32,600 to the Company. On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash. The Company paid an additional principal reduction of $20,000 on October 16, 1996.

          On October 17, 1996, the Company issued a new promissory note for the remaining $125,536, bearing interest at the rate of Prime plus 2% and had a maturity date of on or before February 1, 1998, with no penalty for prepayment. During 1997, the individual advanced an additional $14,300 to the Company. On February 1, 1998, two new notes were executed which include principal and prior interest. During 1998, an additional $13,850 was advanced to the Company. On February 1, 1999, a new note with the same terms was issued to replace all prior notes plus accrued interest, and was due February 1, 2001. During 1999, $17,600 was advanced to the Company. As a result of this activity, a new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, $37,200 was advanced to the Company. A new note was executed on January 1, 2001, which extended the maturity to February 1, 2003. The entire unpaid principal and interest balance is due at maturity. Interest has been accrued through 12/31/01 at the variable rate of Prime plus 2%.

          The Company renewed an unsecured note on October 1, 1993, with two individuals, extending the maturity date to October 1, 1994. Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994, with no penalty for prepayment. During November 1994, the Company paid a principal reduction of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000 for a period of one year. The unsecured renewal principal amount, along with interest accruing at the rate of prime plus 2% on the unpaid principal balance, was due on or before November 1, 1995, with no penalty for prepayment. On April 26, 1995, the two individuals extended the maturity date on the $200,000 to March 6, 1996. The parties later reached an agreement to extend the maturity date of the principal and interest due under the terms and conditions of the note to January 5, 1997. On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining $49,600, bearing interest at the rate of prime plus 2% and had a maturity date of February 1, 1998, with no penalty for prepayment. On February 1, 1998, a new promissory note was executed compounding the unpaid interest and extending the maturity date to February 1, 1999. In February 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company. A note was written naming those individuals and compounded interest through February 1, 1999. On February 1, 2001, the note was again rewritten to compound interest through that date and to extend the maturity. The new note plus all accrued interest is due and payable on February 1, 2003, with no penalty for pre-payment. The Company has accrued interest on this note through December 31, 2001.

                                                                                  2001                  2000
                                                                            -----------------     -----------------
              Unsecured loans maturing 2/01/03 from shareholders
              bearing interest at prime plus 2%                             $        401,462      $        327,407
              Accrued interest payable                                                 8,838                40,879
                                                                            -----------------     -----------------
              Payable to directors, officers & shareholders                 $        410,300      $        362,022
                                                                            =================     =================

NOTE 4   COMMISSIONS

          In 1992, the Company entered into a three-year distributorship contract with a manufacturer of gaming equipment, to broker the equipment on Indian reservations in the United States. The Company received commissions from the manufacturer on sales of the equipment during the contract period.


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


NOTE 7   LIQUIDITY

          The Company has incurred losses from inception amounting to $1,149,796, has a net working capital deficit, and has a total capital deficit at December 31, 2001. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include developing the business purpose, as discussed in Note 12, and keeping the corporation in good standing for the foreseeable future.


NOTE 8   OPERATING LEASES

          Effective October 1, 1994, the Company entered into two lease agreements for office space. The lease agreements were canceled during 1995 by mutual agreement of the parties.

NOTE 9   CHANGE IN ACCOUNTING PRINCIPLE - ACCOUNTING FOR TAXES

          The Company applies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences. Net operating loss carry forward amounts expire at various times through 2021.

                          Deferred tax assets                                 Balance           Tax        Rate
                          ------------------------------------------------ --------------- --------------- ----------------
                             Loss carryforward                             $    1,149,795  $      402,428        35%
                             Valuation allowance                                                ($402,428)
                                                                                           ---------------
                                  Deferred tax asset                                       $           $0
                                                                                           ===============

          This valuation allowance has increased $17,231 over the prior year amount of $385,197.


NOTE 10  "LOST OPPORTUNITY" SETTLEMENT

          On March 18, 1996, the Nation of the Menominee Tribe of Wisconsin, entered into an agreement with the Company to pay the Company $400,000 as a good faith settlement for lost opportunity costs incurred during the period from 1993 through 1996. The tribe paid the full $400,000 settlement to the Company on October 1, 1996.


NOTE 11  STOCK OPTIONS

          On February 10, 1997, the Company entered into stock option agreements with two directors of the Company. The options provided for the purchase of a total of 50,000 shares, in two 25,000 share lots, of Company common stock at $.10 per share. On February 4, 1999, one of the options was exercised. The other option expired on February 10, 1999.

          On January 9,1998, the directors resolved to enter into a stock option contract with another individual as consideration for assistance in developing a business concept. The option contract allows the purchase of 100,000 shares of stock at $1 per share if the business concept is developed and successfully sold. The options expire in January, 2002.

NOTE 12  BUSINESS PURPOSE

          The Company, concluding that its prior business purpose was not viable in the long term, ceased its gaming consulting operations in 1996. Since that time, the Company's majority shareholder has developed several new business plans supported by statistics and numerous un-coded software programs. The several business plans set forth, in detail, a new methodology for dispute resolution in the United States. It consists of GamePlan, Inc., as the parent company with several subsidiaries to be formed, including two membership plans, a Rights financing company, two insurance companies, an escrow company, an electronic brief bank retrieval, and a legal web site providing useful information and the access portal to Gameplan, Inc., and its subsidiaries to be formed.

          Numerous service marks have been approved as well as registration of approximately 28 electronic commerce addresses.

          Based on management's new business plans, the Company is presently seeking mergers and/or acquisitions, and/or the participation of venture capital, and/or exploring the feasibility of private placements and/or a "secondary offering".


NOTE 13  ISSUANCE OF STOCK

          On January 9, 1998, the Board of directors approved a motion to issue 3,000,000 shares of Rule 144 stock to a trust in the name of the president in consideration for the transfer of all rights, title, and interest in the new business plan noted above.