Form 10QSB
period 2002-03-31
GAMEPLAN INC
filed 2002-05-10
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 9, 2002, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS
                                     ------
                                                             Unaudited
                                                           March 31, 2002
                                                           --------------
Current Assets
   Cash                                                     $        877
   Account Receivable                                                911
                                                           --------------
   Total Current Assets                                            1,788

Equipment, net                                                       829
                                                           --------------
TOTAL ASSETS                                                $      2,617
                                                           ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accrued liabilities                                      $         0
                                                           --------------
   Total Current Liabilities                                          0

Long-term liabilities
   Notes payable                                                417,598
                                                           --------------
   Total Liabilities                                            417,598

Stockholders' Equity
   Common stock                                                  15,225
   Additional paid in capital                                   727,566
   Accumulated deficit development stage                     (1,157,772)
                                                           --------------
   Total Stockholders' Equity                                  (414,981)
                                                           --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     2,617
                                                           ==============

                             See accompanying notes


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                          For the Three      For the Three       Inception
                                          Months Ended       Months Ended            to
                                         March 31, 2002     March 31, 2001     March 31, 2002
                                         --------------     --------------     --------------
Revenues                                   $        0         $        0         $  932,244


General and administrative
  expense                                       1,678              3,721          2,003,491
                                         --------------     --------------     --------------
Operating Loss                                 (1,678)            (3,721)        (1,071,247)
Interest income                                                                      16,064
Interest expense                               (6,298)            (8,582)          (471,948)
Gain/(loss) on asset sales                          0                  0            (29,477)
Income taxes                                        0                  0             (1,164)
                                         --------------     --------------     --------------
Net Loss before extraordinary                  (7,976)           (12,303)        (1,557,772)
  Extraordinary gain net                            0                  0            400,000
                                         --------------     --------------     --------------
Net Loss                                       (7,976)           (12,303)        (1,157,772)
                                         ==============     ==============     ==============
Net Loss per Share                         $    (0.01)        $    (0.01)        $    (0.17)
                                         ==============     ==============     ==============

Weighted Average Number of
  Shares Outstanding                       15,225,000         15,225,000          6,632,870
                                         ==============     ==============     ==============



                             See accompanying notes


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three     For the Three       Inception
                                                      Months Ended      Months Ended           to
                                                     March 31, 2002    March 31, 2001    March 31, 2002
                                                     --------------    --------------    --------------

Cash Flows Used for Operating Activities:
  Net Loss                                               $  (7,976)         $(12,303)      $(1,157,772)

Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation expense                                          80               781           173,816
  Notes issued for interest                                      0                 0           109,177
  Stock issued for expenses                                      0                 0             3,000
  Loss on disposal of assets                                     0                 0            29,477
  Increase in accrued expenses                               6,298             8,583           121,859
                                                     --------------    --------------    --------------
Net Cash Flows Used for Operating
Activities                                                  (1,598)          (11,522)         (720,443)

Cash Flows Used for Investing Activities
  Advance to related party                                    (911)                0              (911)
  Purchase of property                                           0                 0          (520,761)
  Proceeds from disposal of property                             0                 0           316,641
                                                     --------------    --------------    --------------
Net Cash Flows Used for Investing
Activities                                                    (911)                0          (205,031)

Cash Flows Provided by Financing
Activities
  Proceeds from loans                                        1,000            11,583         1,416,667
  Payments on loans                                              0                 0          (530,107)
  Issued stock for cash                                          0                 0            39,791
                                                     --------------    --------------    --------------
Net Cash Flows Provided by Financing
Activities                                                   1,000            11,583           926,351
Net Increase (Decrease) in Cash                             (1,509)               61               877
Beginning Cash Balance                                       2,386               214                 0
                                                     --------------    --------------    --------------
Ending Cash Balance                                      $     877          $    275       $       877
                                                     ==============    ==============    ==============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002




PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

         There have been no material developments in the business plan, implementation of the business plan, or financial condition of the Company since its last report on Form 10-KSB for the Year Ended December 31, 2001.

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

         There may be market or other barriers to entry or unforeseen factors, which make the New Plan unfeasible. Accordingly, the Company may refine, rewrite, or abandon some or all elements of the New Plan. In conjunction with the New Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing businesses, which might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan.

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

                                              GAMEPLAN, INC.



Date:  May 10, 2002                          /s/ Robert G. Berry
                                             ---------------------
                                              Robert G. Berry,
                                              President and Director