Form 10QSB
period 2002-06-30
GAMEPLAN INC
filed 2002-08-13
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                           Commission File No. 0-27435

                                 GAMEPLAN, INC.
                 (Name of Small Business Issuer in its Charter)

             Nevada                                   87-0493596
 -------------------------------          -----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


           3701 Fairview Road
              Reno, Nevada                                89511
 ----------------------------------------               ----------
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

As of August 12, 2002, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                                                    Unaudited
                                                                  June 30, 2002
                                                                  -------------
Current Assets
     Cash                                                         $         404
     Account Receivable                                                     911
                                                                  -------------
          Total Current Assets                                            1,315

Equipment, net                                                              749
                                                                  -------------
TOTAL ASSETS                                                      $       2,064
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued liabilities                                          $           0
                                                                  -------------
          Total Current Liabilities                                           0

Long-term liabilities
     Notes payable                                                      427,025
                                                                  -------------
          Total Liabilities                                             427,025

Stockholders' Equity
     Common stock                                                        15,225
     Additional paid in capital                                         727,566
     Accumulated deficit development stage                           (1,167,752)
                                                                  -------------
          Total Stockholders' Equity                                   (424,961)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       2,064
                                                                  =============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                                June 30, 2002     June 30, 2001
                                                -------------     -------------
Revenues                                        $           0     $           0
General and administrative expense                      3,553             5,033
                                                -------------     -------------

Operating Loss                                         (3,553)           (5,033)
Interest expense                                        6,427             8,196
                                                -------------     -------------

Net Loss                                               (9,980)          (13,229)
                                                =============     =============

Net Loss per Share                              $       (0.01)    $       (0.01)
                                                =============     =============
Weighted Average Number of Shares
Outstanding                                        15,225,000        15,225,000
                                                 ============      ============


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                             For the Six        For the Six         Inception
                                            Months Ended       Months Ended            to
                                            June 30, 2002      June 30, 2001      June 30, 2002
                                            -------------      -------------      -------------
Revenues                                    $           0      $           0      $     932,244

General and administrative
expense                                             5,231              8,854          2,007,044
                                            -------------      -------------      -------------
Operating Loss                                     (5,231)            (8,854)        (1,074,800)

Interest income                                         0                  0             16,064

Interest expense                                  (12,725)           (16,778)          (478,375)

Gain/(loss) on asset sales                              0                  0            (29,477)

Income taxes                                            0                  0             (1,164)
                                            -------------      -------------      -------------
Net Loss before extraordinary                     (17,956)           (25,632)        (1,567,752)

Extraordinary gain net                                  0                  0            400,000
                                            -------------      -------------      -------------
Net Loss                                          (17,956)           (25,632)        (1,167,752)
                                            =============      =============      =============
Net Loss per Share                          $       (0.01)     $       (0.01)     $       (0.17)
                                            =============      =============      =============

Weighted Average Number of Shares
Outstanding                                    15,225,000         15,225,000          6,750,571
                                            =============      =============      =============


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       For the Six      For the Six       Inception
                                                      Months Ended     Months Ended          to
                                                      June 30, 2002    June 30, 2001    June 30, 2002
                                                      -------------    -------------    -------------
Cash Flows Used for Operating Activities:
  Net Loss                                            $     (17,956)   $     (25,633)   $  (1,167,752)

Adjustments to reconcile net loss to
net cash used for operating activities:
  Depreciation expense                                          160            1,562          173,896
  Notes issued for interest                                       0                0          109,177
  Stock issued for expenses                                       0                0            3,000
  Loss on disposal of assets                                      0                0           29,477
  Increase in accrued interest payable                       12,725           16,779          128,286
                                                      -------------    -------------    -------------
Net Cash Flows Used for Operating Activities                 (5,071)          (7,292)        (723,916)

Cash Flows Used for Investing Activities:
  Advance to related party                                     (911)               0             (911)
  Purchase of property                                            0                0         (520,761)
  Proceeds from disposal of property                              0                0          316,641
                                                      -------------    -------------    -------------
Net Cash Flows Used for Investing Activities                   (911)               0         (205,031)

Cash Flows Provided by Financing Activities:
  Proceeds from loans                                         4,000            7,500        1,419,667
  Payments on loans                                               0                0         (530,107)
  Issued stock for cash                                           0                0           39,791
                                                      -------------    -------------    -------------
Net Cash Flows Provided by Financing Activities               4,000            7,500          929,351

Net Increase (Decrease) in Cash                              (1,982)             208              404
Beginning Cash Balance                                        2,386              215                0
                                                      -------------    -------------    -------------
Ending Cash Balance                                   $         404    $         423    $         404
                                                      =============    =============    =============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002


 PRELIMINARY NOTE
 ----------------


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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gameplan, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                              /s/ Robert G. Berry
                                              --------------------
                                              Robert G. Berry,
                                              President and Director
                                              August 13, 2002




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GAMEPLAN, INC.



Date:  August 13, 2002                        /s/ Robert G. Berry
                                              ---------------------
                                              Robert G. Berry,
                                              President and Director