Form 10QSB
period 2002-09-30
GAMEPLAN INC
filed 2002-11-14
CIK 1095146

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


                          Commission File No. 0-27435


                                 GAMEPLAN, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                      Nevada                             87-0493596
         -------------------------------             -------------------
         (State or Other Jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


           3701 Fairview Road,  Reno, Nevada                89511
        ----------------------------------------          ----------
        (Address of Principal Executive Offices)          (Zip Code)


                                 (775) 853-3980
                           ---------------------------
                           (Issuer's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No

As of November 13, 2002, there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE

 PART I

   ITEM 1.    FINANCIAL STATEMENTS                                       3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             8
   ITEM 3.    CONTROLS AND PROCEDURES                                    9

 PART II

   ITEM 1.    LEGAL PROCEEDINGS                                          9
   ITEM 2.    CHANGES IN SECURITIES                                      9
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                            9
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        9
   ITEM 5.    OTHER INFORMATION                                          9
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           9

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                    Unaudited
                                                                  September 30,
                                                                      2002
                                                                  -------------
Current Assets
     Cash                                                         $         165
     Account Receivable                                                     911
                                                                  -------------
          Total Current Assets                                            1,076

Equipment, net                                                              668
                                                                  -------------
TOTAL ASSETS                                                      $       1,744
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
     Accrued liabilities                                          $           0
                                                                  -------------
          Total Current Liabilities                                           0

Long-term liabilities
     Notes payable                                                      438,928
                                                                  -------------
          Total Liabilities                                             438,928

Stockholders' Equity
     Common stock                                                        15,225
     Additional paid in capital                                         727,566
     Accumulated deficit development stage                           (1,179,975)
                                                                  -------------
          Total Stockholders' Equity                                   (437,184)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       1,744
                                                                  =============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                For the Three     For the Three
                                                Months Ended      Months Ended
                                                September 30,     September 30,
                                                    2002              2001
                                                -------------     -------------
Revenues                                        $           0     $           0
General and administrative expense                      5,720             1,588
                                                -------------     -------------

Operating Loss                                         (5,720)           (1,588)
Interest expense                                        6,503             6,299
                                                -------------     -------------

Net Loss                                              (12,223)           (7,887)
                                                =============     =============

Net Loss per Share                              $       (0.01)    $       (0.01)
                                                =============     =============
Weighted Average Number of Shares
Outstanding                                        15,225,000        15,225,000
                                                 ============      ============


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                       For the Nine       For the Nine        Inception
                                       Months Ended       Months Ended            to
                                       September 30,      September 30,      September 30,
                                           2002               2001               2002
                                       -------------      -------------      -------------
Revenues                               $           0      $           0      $     932,244

General and administrative
expense                                       10,951             10,442          2,012,763
                                       -------------      -------------      -------------
Operating Loss                               (10,951)           (10,442)        (1,080,519)

Interest income                                    0                  0             16,064

Interest expense                             (19,228)           (23,077)          (484,879)

Gain/(loss) on asset sales                         0                  0            (29,477)

Income taxes                                       0                  0             (1,164)
                                       -------------      -------------      -------------
Net Loss before extraordinary                (30,179)           (33,519)        (1,579,975)

Extraordinary gain, net                            0                  0            400,000
                                       -------------      -------------      -------------
Net Loss                                     (30,179)           (33,519)        (1,179,975)
                                       =============      =============      =============
Net Loss per Share                     $       (0.01)     $       (0.01)     $       (0.17)
                                       =============      =============      =============

Weighted Average Number of Shares
Outstanding                               15,225,000         15,225,000          6,865,090
                                       =============      =============      =============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      For the Nine     For the Nine       Inception
                                                      Months Ended     Months Ended          to
                                                      September 30,    September 30,    September 30,
                                                          2002             2001             2002
                                                      -------------    -------------    -------------
Cash Flows Used for Operating Activities:
  Net Loss                                            $     (30,179)   $     (33,519)   $  (1,179,975)

Adjustments to reconcile net loss to
net cash used for operating activities:
  Depreciation expense                                          240            2,343          173,977
  Notes issued for interest                                       0                0          109,177
  Stock issued for expenses                                       0                0            3,000
  Loss on disposal of assets                                      0                0           29,477
  Increase in accrued interest payable                       19,229           23,077          134,789
                                                      -------------    -------------    -------------
Net Cash Flows Used for Operating Activities                (10,710)          (8,099)        (729,555)

Cash Flows Used for Investing Activities:
  Advance to related party                                     (911)               0             (911)
  Purchase of property                                            0                0         (520,761)
  Proceeds from disposal of property                              0                0          316,641
                                                      -------------    -------------    -------------
Net Cash Flows Used for Investing Activities                   (911)               0         (205,031)

Cash Flows Provided by Financing Activities:
  Proceeds from loans                                         9,400            8,000        1,425,067
  Payments on loans                                               0                0         (530,107)
  Issued stock for cash                                           0                0           39,791
                                                      -------------    -------------    -------------
Net Cash Flows Provided by Financing Activities               9,400            8,000          934,751

Net Increase (Decrease) in Cash                              (2,221)             (99)             165
Beginning Cash Balance                                        2,386              215                0
                                                      -------------    -------------    -------------
Ending Cash Balance                                   $         165    $         116    $         165
                                                      =============    =============    =============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002


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


Item 3.  Controls and Procedures

         Based on the evaluation conducted by Robert G. Berry, President and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Robert G. Berry concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.


                           PART II--OTHER INFORMATION


Item 1. Legal Proceedings

None


Item 2. Changes in Securities

None


Item 3. Defaults upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None


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

                                                    GAMEPLAN, INC.

Date:  November 14, 2002                            /s/ Robert G. Berry
                                                    ---------------------
                                                    Robert G. Berry,
                                                    President and Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS


         I, Robert G. Berry, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Gameplan, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b)   any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                         /s/  Robert G. Berry
                                                --------------------
                                                Robert G. Berry, President
                                                & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gameplan, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 14, 2002                      /s/  Robert G. Berry
                                             --------------------
                                             Robert G. Berry, President
                                             & Chief Financial Officer