Form 10KSB
period 2002-12-31
GAMEPLAN INC
filed 2003-03-27
CIK 1095146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________


                         Commission File Number: 0-27305


                                 GAMEPLAN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   NEVADA                            87-0493596
      ---------------------------------   ---------------------------------
        (State or other jurisdiction      (IRS employer identification no.)
      of incorporation or organization)


           3701 Fairview Road   Reno, Nevada                  89511
        ----------------------------------------            ----------
        (Address of principal executive offices)            (Zip Code)


                                 (775) 853-3980
                ------------------------------------------------
                (Issuer's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None


                Name of each exchange on which registered: OTCBB


          Securities registered pursuant to Section 12(g) of the Act:
          ----------------------------------------------------------
                         Common Stock, par value $.001


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's net revenues for the fiscal year ended December 31, 2002 were $0.

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2002 was approximately $4,000. Because none of the Company's common stock has been sold within 60 days of December 31, 2002, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

The number of shares of common stock of the Registrant outstanding as of March 25, 2003, was 15,225,000.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

                          GAMEPLAN, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.                                                                    PAGE

Item 1.   Description of Business............................................3

Item 2.   Description of Property...........................................13

Item 3.   Legal Proceedings.................................................13

Item 4.   Submission of Matters to a Vote of Security Holders...............13


PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters..........13

Item 6.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation....................................14

Item 7.   Financial Statements..............................................19

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................32


PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance  with Section 16(a) of the Exchange Act................32

Item 10.  Executive Compensation............................................32

Item 11.  Security Ownership of Certain Beneficial Owners and Management....33

Item 12.  Certain Relationships and Related Transactions....................34


PART IV.

Item 13.  Exhibits and Reports on Form 8-K..................................35

Item 14.  Controls and Procedures...........................................35

SIGNATURES..................................................................36

CERTIFICATION...............................................................37

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

Introduction

         For the past several years the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. Initially, the plan focused exclusively on the use of Internet technology to offer the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs.

         During the third quarter of the Company's fiscal year ended December 31, 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "Plan"). The Plan builds upon the Company's former concepts related to providing legal services. However, the Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing a variety of new integrated products and services including financial services, insurance products, digital escrow services, advanced digital research, two member legal service organizations of licensed attorneys using Internet-based tools for locating and engaging legal counsel and an Internet "clicks to bricks" site through which all subsidiaries can be accessed.

         The focus of the several business plans is dedicated to protecting, financing and processing Rights.

         The mission of the several business plans is to provide efficient conflict resolution techniques and support services through a family of companies representing 40+% of the Gross Domestic product and to oversight each company with ethical boundless leadership, empowerment and learning models with fixed and controlled processes.

         So conceived, the Company is a conglomerate of technology, products and services.

         The Company anticipates that these proposed services will be developed and provided to the consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "Integrative Law/Integrative Conflict Resolution Techniques," is the subject of a book authored by Mr. Berry. The Company anticipates that the new book in two parts, tentatively titled "Lift up your Hearts" will be published and available for sale to the public within the foreseeable future. The first part of the book is tentatively titled "Jurisdocracy--The ailing model of resolving conflict through attorneys" and focuses on the present methodology for conflict resolution with particular emphasis on clients, lawyers and insurance companies and offers three solutions. The second part of the book is tentatively titled "Netocracysm--How to heal the ailing model of resolving conflict through attorneys" and broadens the scope considerably by shifting the present model of conflict resolution with attorneys and offers many educational and special interest reforms, twenty-five court/legislative reforms and specific action plan solutions, all calculated to bring conflict resolution to early, cost efficient, interested based "win-win" solutions.

         Since announcement, there have been no material developments. No elements of the Plan have been implemented and the Company has no revenues from business operations. Implementation of the Plan is contingent upon entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other appropriate companies with or without existing infrastructure. Significant aspects of the Company's Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company more fully set forth in the "Risk Factors" section below.

Summary of the Plan

         Under the Plan, the Company will seek strategic alliances to develop in multiple phases a finance company, two insurance companies, two companies having a membership component for plaintiff and defense legal services, a third-party escrow company, and two legal-related Internet companies. The Company intends to adhere strictly to the certain business and professional model of Integrative Law/Integrative Conflict Resolution Techniques, which has been expounded in a yet-to-be published book authored by Robert G. Berry the Company's President and sole director.

         The Company's "Integrative Law/Integrative Conflict Resolution Techniques" consist of the ability of clients to choose quality insurance and financial service companies together with competent ethical lawyers having access to state-of-the-art technology and committed to a new methodology combining the best aspects of traditional conflict resolution coupled with time-tested alternative dispute resolutions "ADR," educational and special interest reforms, court reforms, practice reforms, digital communications, electronic research, adding value to every dispute within a collegial environment and a level financial and informational playing field.

         The new yet to be formed subsidiaries, which may be expanded to other profitable business opportunities that the Company understands, will consist of the following all with several phases to be expanded, contracted and/or changed as market conditions dictate.

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


Description of the Plan

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

         Each subsidiary at the mature time will have its own VPN, Intranet, Extranet and Internet access portals that are the sole responsibility of that subsidiary, but which can accessed by the Company for information retrieval at any time.

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

         With careful ADSsm Panel Member selection, Gateway Communication Devices, proprietary case evaluation software, objective criteria, and skilled negotiators committed to adding value to disputes, ADSsm Panel Members will be trained to resolve conflict with value added results within cost efficient time frames following the "Integrative Law/Integrative Conflict Resolution" models espoused by the Company.

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

         This form of un-liquidated Rights financing is fraught with professional and business difficulty. In Rights Financing, the traditional criteria for extension of credit, including net worth, tangible physical assets as security and good credit are irrelevant. The sole basis for Rights Financing decisions is the strength of the plaintiff's claim to receive compensation at some undetermined time in the future. Attorney ADSsm Panel Members, who have been screened for their proven track records and high esteem within their peer group, will assist in the screening of cases to be financed by this subsidiary.

         Future products of the finance company subsidiary may include, but not be limited to, expanded financing for clients and Panel Members in other subject matter conflict areas, expansion to include financing or purchasing post-judgment quasi-liquidated rights, financing cases for clients of non-Panel Members and financing or purchasing non-litigious Rights, whether tangible or intangible, liquidated or un-liquidated.


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

         The legal insurance company will also offer six financial insurance product lines expanded or contracted as market conditions dictate.

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

        2. Staffing the company with professional, skilled claims management conflict negotiators focusing on value added negotiated solutions and who have full authority to settle legitimate claims.

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

         Following the Company's business philosophy of Integrative Law/Integrated Conflict value added negotiation and with a focus on client satisfaction, this subsidiary's core business is to provide active case management in the defense of personal injury litigation through an LSOsm. Future phases will include all other areas of conflict whether covered by insurance or not and may be expanded in future phases to include fixed fee plaintiff attorneys. Only law firms will be eligible for enrollment as Approved Attorney Service Providers.

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

        The thirteenth responsibility is to co-ordinate all evaluations

         An information network similar to ADSsm will support this subsidiary allowing panel members previously described permitting insured clients, professional claims personnel and Approved Attorney Service Providers to interactively communicate with each other and for Panel Members to interact with fellow Panel Members throughout the United States.


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

Domain Names

The Company has obtained the following domain names:


        o       1stbanknetusa.com - The finance company subsidiary.

        o 1stinsurancenet.com - The property/causality/workman's compen-sation subsidiary.

        o 1stnetbankusa.com - To protect the finance company subsidiary domain name.

        o 1stnetinsurance.com - To protect property/casualty/workman's compensation domain name

        o       1stnetlegalinsurance.com - The legal insurance subsidiary.

        o 1stnetocracy.com - The guiding principle behind the public books and the private business opportunities.

        o       alcoholchat.com   -   Interactive   chat   room   to   introduce
                participants to Netocracysm.

        o aasp-usa.com - Approved Attorney Service Provider "AASPsm" Defense Panel Members.

        o       adr-usa.com - Appropriate Dispute Resolution.

        o       ads-usa.net - Attorney  Dispute Support "ADSsm"  Plaintiff Panel
                Members.

        o bidcase.com - Allows ADSsm Panel Member attorneys to bid for cases.

        o calendarsonline.net - Electronic calendar coordination with professionals.

        o casebasereasoning.com - Determining case values using artificial intelligence.

        o case-bid.com - Allows clients to post facts of their case and solicit fee quotes from ADSsm Panel Member attorneys.

        o       counselorsweb.com   -  Main   Internet   site  for   interactive
                communications and the access portal to the subsidiaries of GamePlan, Inc.

        o enlargethepie.com - Value added practical and finance products offered by ADSsm, professional claims representatives of the property/casualty/workman's compensation insurance company, and AASPsm members of LSOsm.

        o esqlynx.com - The Bank for value added solutions and unpublished Brief Banks.

        o       financeescrow.com - The e-commerce escrow company.

        o       gameplan-usa.com - To protect the name of the parent company.

        o       ilf-usa.org   -   "Integrative   Law  Forum"   "ILFsm",   is  an
                approvedss.501(c)(3) public charitable foundation.

        o integrativelaw.com - Its essence is a new way to resolve conflict. Claims personnel will practice integrative dispute added value resolutions in the property/causality/workman's compensation subsidiary and dispute engineers will follow its principles for the legal insurance subsidiary as well.

        o lawescrow.com - To protect the name of the e-commerce Internet escrow company.

        o       lawintegrative.com - To protect the name

        o lso-usa.com - The LSOsm for the property/causality/workman's compensation insurance company and the legal insurance company.

        o lynxesq.com - To protect the name of the Bank for value-added solutions and unpublished briefs.

        o pla-usa.org - "The Program of Legal Assistance" "PLAsm ," is an approvedss.501(c)(3) public charitable foundation.

        o usa-ais.com - Anticipation, Integration and Solutions "AISsm." These functions are performed by dispute engineers employed by a subsidiary of the legal insurance subsidiary and consist of anticipating conflict and integrating value added dispute resolution techniques to reach acceptable value added solutions.

        o       vln-usa.com  -  "Virtual  Law  Network."  Two  separate   secure
                Extranets for ADSsm and AASPsm Panel Members for information, communication and research.

        o vpn-usa.com - "Virtual Private Network". A secure Intranet for unilateral file access to monitor the status of all cases. Clients will also be able to securely access their files unilaterally.


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

Charitable Affiliates

         The "Integrative Law Forum" is a 501(c)(3) public charity dedicated to the teaching, practice and public awareness of integrative law funded by public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm. Robert G. Berry is the sole officer and director of the foundation.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns office furniture and equipment valued at $588. The corporate office and telephone number for the Company are the personal residence and telephone number of Mr. Robert G. Berry, currently the sole officer, director, and principal shareholder of the Company.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any threatened or pending legal action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders during the fiscal year 2002.


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

Holders

         As of March 25, 2003, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

Dividends

         The Company has not paid any cash dividends on its Common Stock since its inception. At present, the Company is not generating any revenues. In the event the Company is able to implement the Plan, generate revenues and realize profits, the Company will retain earnings to support growth. Therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

         Within the past three years the Company has issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the "Securities Act").

         In 1998, the Company issued 3,000,000 shares of Common Stock to The Robert G. Berry Trust in exchange for services performed by Robert G. Berry, the Trustee of the Trust, on behalf of the Company. Specifically, Mr. Berry developed the Plan.

         On January 9, 1998, the Company granted options to Jim Johnson to purchase 100,000 shares of the Common Stock at an exercise price of $1.00 per share. The options expired unexercised in January, 2002.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

         The Company has not had revenues from business operations since before April 1986. Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. In August 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "Plan"). The Plan builds upon the Company's former concepts related to providing legal services and products. However, the Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company in several phases and parts of phases, which may be expanded or contracted depending of market conditions, for the purpose of providing, in addition to Internet-based tools for locating and engaging legal counsel, a variety of other new integrated products and services, including an Internet legal information site and portal access to several subsidiaries to be formed including finance and lending services, insurance products, escrow services, member legal service organizations to be comprised of licensed attorneys and professional and public digital retrieval of value added solutions and brief banks.

         The Company anticipates that these proposed services will be developed and provided to professionals and consumers consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "Integrative Law/Integrative Conflict Resolution Techniques," is the subject of a book authored by Mr. Berry. The Company anticipates that the new book, tentatively titled "Lift up your Hearts" will be published and available for sale to the public within the foreseeable future. Part I of the new book is tentatively titled "Jurisdocracy--The ailing model of resolving conflict through attorneys" focuses on the present methodology for conflict resolution with particular emphasis on clients, lawyers and insurance companies and offers three solutions. Part II of the new book is tentatively titled "Netocracysm--How to heal the ailing model of resolving conflict through attorneys" broadens the scope considerably and shifts the model to many educational and special interest reforms, twenty-five court/legislative reforms and several action plan solutions, all calculated to bring conflict resolution to early, cost efficient, interested based "win-win" solutions.

         Reference is made to the full summary of the Plan, which is set forth above in Item 1- Description of Business, "Description of the Plan."

         Since announcement, there have been no material developments. No elements of the Plan have been implemented and the Company has no revenues from business operations. Implementation of the Plan is contingent upon entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other appropriate companies with or without existing infrastructure. Significant aspects of the Company's Plan are new and unproven in the marketplace. To date, no agreements have been made, nor potential investors identified, regarding additional capital for the Company. There can be no assurance that the Company will be able to raise the capital necessary to pursue the Plan. Significant aspects of the Company's Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company, which are more fully set forth below under the heading "Risk Factors."

         There may be market or other barriers to entry or unforeseen factors, which make the Plan unfeasible. Accordingly, the Company may refine, rewrite, expand or abandon some or all elements of the Plan. In conjunction with the New Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing like businesses with existing infrastructure or successful businesses in unrelated areas seeking new and profitable business opportunities that might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the Plan.

         Apart from any cash requirements necessary to implement the Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the Securities and Exchange Commission (the "SEC"), other regulatory agencies and investigating potential business ventures. Additionally, the Company will make every effort to secure listing in the new BBX exchange. The Company believes that the principal stockholder will advance all expenses as loans to the Company or by raising small amounts of third party debt and/or equity.

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

     o Ability of the Company to attract and hire competent management, third-party service providers, and other personnel necessary to create, manage and staff the subsidiaries and to implement the proposed Plan;

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

         Since the Company is in the development stage, there can be no assurance that we will be approved for listing on the BBX exchange.


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

     o The inability to design the Internet and computer-based infrastructure contemplated in our Plan necessary to provide the array of legal, insurance, and financial products discussed in the Plan;

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

         For the fiscal year ended December 31, 2002 we had a net loss of $35,273 and an accumulated deficit of $1,185,069. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.


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


We are subject to competition.

         The market for legal, financial, and insurance products and services is highly competitive. Competition in the market for such products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that compete, at least indirectly, with our products and services. Although the Company believes that its new approach to providing such services as set forth in the Plan is unique, other companies might attempt to copy our methods and techniques once they are implemented and we begin to generate revenues. In addition, many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our technology, products and services. Competitive pressures may also force prices for our services down and such price reductions may affect our potential future revenue.

Future growth may place strains on our managerial, operational and financial resources.

         If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of our affiliated Panel Membership attorneys, clients, advertisers, and finance, insurance and other business partners grows, we will be required to manage complex multiple relationships. To date, the Company has been managed by only one man serving as the sole officer and director of the Company. The Company must retain many new qualified officers and employees to successfully implement the Plan. We cannot guarantee that the Company will be able to locate, attract, and hire the management and staff personnel necessary to commence and sustain commercial operations.


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

         There may be market or other barriers to entry or unforeseen factors that make the concepts set forth in our Plan unfeasible. For this reason, we might refine, rewrite, expand, contract or abandon some or all elements of the Plan. In conjunction with the Plan, or as an alternative thereto, we will continue to consider acquisition or merger opportunities with existing businesses that might benefit the Company and its shareholders. Such acquisitions may create business opportunities for the Company completely unrelated to the Plan.

ITEM 7.   FINANCIAL STATEMENTS



                                 GAMEPLAN, INC.
              Including the accounts of its wholly-owned subsidiary
                                 Gameplaninc.com
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]

                                 GAMEPLAN, INC.
                          [A Development Stage Company]


                                TABLE OF CONTENTS


                                                                        Page


Independent Auditors' Report                                             F-1

Consolidated Balance Sheet -- December 31, 2002                          F-2

Consolidated   Statements  of  Operations  for  the  Years  Ended
December  31, 2002 and 2001,  and for the Period  from  Inception
[April 27, 1984] through December 31, 2002                               F-3

Consolidated Statements of Stockholders' Equity/(Deficit) for the
Years Ended  December 31, 2002 and 2001,  and for the Period from
Inception [April 27, 1984] through December 31, 2002                     F-4

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
December  31, 2002 and 2001,  and for the Period  from  Inception
[April 27, 1984] through December 31, 2002                               F-6

Notes to Financial Statements                                            F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GamePlan, Inc.

We have audited the consolidated balance sheet of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001, and the period from inception through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements. We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception [April 27, 1984] through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                Mantyla McReynolds

Salt Lake City, Utah
March 21, 2003

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                                December 31, 2002

                                     ASSETS
                                                                      2002
                                                                   -----------
Current Assets
  Cash  - Note 1                                                   $       456
                                                                   -----------
Total Current Assets                                                       456

Property and Equipment - Note 2
  Property and equipment                                                59,164
  Less: Accumulated depreciation                                       (58,576)
                                                                   -----------
Net Property and Equipment                                                 588

Other Assets
  Related party receivable - Note 3                                        912
                                                                   -----------
TOTAL ASSETS                                                       $     1,956
                                                                   ===========

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities                                                $         0
                                                                   -----------
Total Current Liabilities                                                    0

Long-Term Liabilities
  Payable to shareholders - Note 3                                     444,234
                                                                   -----------
Total Long-Term Liabilities                                            444,234
                                                                   -----------
Total Liabilities                                                      444,234

Stockholders' Deficit
  Common stock -- $.001 par value; 40,000,000 shares
     authorized; 15,225,000 issued and outstanding
     at December 31, 2002                                               15,225
  Additional paid-in capital                                           727,566
  Accumulated deficit during the development stage                  (1,185,069)
                                                                   -----------
Total Stockholders' Deficit                                           (442,278)
                                                                   -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $     1,956
                                                                   ===========

                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Operations
           For the Years Ended December 31, 2002 and 2001 and for the
        Period from Inception [April 27, 1984] through December 31, 2002

                                                                                  Inception to
                                                    2002             2001           12/31/02
                                                ------------     ------------     ------------
Revenue
  Consulting fees - Note 3                      $          0     $          0     $    768,042
  Commissions - Note 4                                     0                0          137,034
  Other income - Note 6                                    0                0           27,168
                                                ------------     ------------     ------------
Total Revenue                                              0                0          932,244
General and administrative expenses                   12,239           14,954        2,014,052
                                                ------------     ------------     ------------
Operating Loss                                       (12,239)         (14,954)      (1,081,808)

Other Income/(Expense)
  Interest income                                          0                0           16,064
  Interest expense                                   (23,034)         (34,278)        (488,684)
  Gain/(loss) on sale of assets - Note 6                   0                0          (29,477)
                                                ------------     ------------     ------------
Total Other Income/(Expense)                         (23,034)         (34,278)        (502,097)
                                                ------------     ------------     ------------
Net Loss Before Taxes                                (35,273)         (49,232)      (1,583,905)
Income taxes                                               0                0            1,164
                                                ------------     ------------     ------------
Net Loss Before Extraordinary Items                  (35,273)         (49,232)      (1,585,069)

Extraordinary items
  "Lost Opportunity" settlement - Note 10                  0                0          400,000
                                                ------------     ------------     ------------
Net Income from Extraordinary Items                        0                0          400,000
                                                ------------     ------------     ------------
Net Income/(Loss)                               $    (35,273)    $    (49,232)    $ (1,185,069)
                                                ============     ============     ============
Income/(Loss) per share
  Before extraordinary items                    $      (0.01)    $      (0.01)    $      (0.23)
  Extraordinary items                                   0.00             0.00             0.06
                                                ------------     ------------     ------------
Income/(Loss) per share                         $      (0.01)    $      (0.01)    $      (0.17)
                                                ============     ============     ============
Weighted average shares outstanding               15,225,000       15,225,000        6,976,556


                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 2002 and 2001
  and for the Period from Inception [April 27, 1984] through December 31, 2002


                                                                                     Accumulated
                                                                                       Deficit           Net
                                                                     Additional      During the     Stockholders'
                                       Common          Common          Paid-in       Development       Equity/
                                       Shares           Stock          Capital          Stage         (Deficit)
                                     -----------     -----------     -----------     -----------     -----------
Balance at Inception, 04/27/84                 0     $         0     $         0     $         0     $         0

Issued 750,000 shares of
  common stock for cash                  750,000             750           2,250                           3,000

Issued 2,500,000 shares of
  common stock for cash                2,500,000           2,500          19,569                          22,069

Issued 29,250,000 shares of
 common stock for cash,
  12/31/91                            29,250,000          29,250                                          29,250

Reverse split [1 for 5] of
  32,500,000 shares of
  common stock outstanding           (26,000,000)        (26,000)         26,000                               0

Expenses of merger and stock
  issuance                                                               (17,028)                        (17,028)

Accumulated deficit from
  inception through 12/31/91                                                              (5,621)         (5,621)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/91                      6,500,000           6,500          30,791          (5,621)         31,670

Net loss, 1992                                                                          (326,738)       (326,738)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/92                      6,500,000           6,500          30,791        (332,359)       (295,068)

Issued 1,200,000 shares of
  restricted common stock in
  satisfaction of debt, 12/30/93       1,200,000           1,200         248,800                         250,000

Net loss, 1993                                                                          (305,062)       (305,062)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/93                      7,700,000           7,700         279,591        (637,421)       (350,130)

Net loss, 1994                                                                          (306,974)       (306,974)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/94                      7,700,000           7,700         279,591        (944,395)       (657,104)



                See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                 For the Years Ended December 31, 2002 and 2001
  and for the Period from Inception [April 27, 1984] through December 31, 2002
                                  [continued]

                                                                                     Accumulated
                                                                                       Deficit           Net
                                                                     Additional      During the     Stockholders'
                                       Common          Common          Paid-in       Development       Equity/
                                       Shares           Stock          Capital          Stage         (Deficit)
                                     -----------     -----------     -----------     -----------     -----------
Net loss, 1995                                                                          (215,677)       (215,677)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/95                      7,700,000           7,700         279,591      (1,160,072)       (872,781)

Issued 4,500,000 shares of
 common stock in satisfaction
 of debt, 10/07/96                     4,500,000           4,500         445,500                         450,000

Net income, 1996                                                                         277,209         277,209
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/96                     12,200,000          12,200         725,091        (882,863)       (145,572)

Net loss, 1997                                                                           (46,264)        (46,264)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/97                     12,200,000          12,200         725,091        (929,127)       (191,836)

Issued 3,000,000 shares of
  common stock for R&D                 3,000,000           3,000                                           3,000

Net loss, 1998                                                                           (47,807)        (47,807)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/98                     15,200,000          15,200         725,091        (976,934)       (236,643)

Issued 25,000 shares of
  common stock for cash                   25,000              25           2,475                           2,500

Net loss, 1999                                                                           (46,310)        (46,310)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/99                     15,225,000          15,225         727,566      (1,023,244)       (280,453)

Net loss, 2000                                                                           (77,320)        (77,320)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/00                     15,225,000          15,225         727,566      (1,100,564)       (357,773)

Net loss, 2001                                                                           (49,232)        (49,232)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/01                     15,225,000          15,225         727,566      (1,149,796)       (407,005)

Net loss, 2002                                                                           (35,273)        (35,273)
                                     -----------     -----------     -----------     -----------     -----------
Balance, 12/31/02                     15,225,000     $    15,225     $   727,566     $(1,185,069)    $  (442,278)
                                     ===========     ===========     ===========     ===========     ===========

                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
           For the Years Ended December 31, 2002 and 2001 and for the
        Period from Inception [April 27, 1984] through December 31, 2002


                                                                                             Inception to
                                                                2002            2001          12/31/02
                                                             -----------     -----------     -----------
Cash Flows Provided by/(Used for) Operating Activities

Net Income/(loss)                                            $   (35,273)    $   (49,232)    $(1,185,069)

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                     321           3,125         174,057
    Notes issued in exchange for interest expense                      0               0          59,588
    Notes issued in exchange for accrued interest                      0               0          49,589
    Issued common stock for development cost - Note 13                 0               0           3,000
    Loss/(gain) on disposal of property & equipment                    0               0          29,477
    Increase/(decrease) in accrued expenses                       23,033          34,278         138,594
                                                             -----------     -----------     -----------
Net Cash Provided by/(Used for) Operating Activities             (11,919)        (11,829)       (730,764)
                                                             -----------     -----------     -----------

Cash Flows Provided by/(Used for) Investing Activities
  Capital expenditures                                                 0               0        (520,761)
  Proceeds from disposal of property and equipment                     0               0         316,641
                                                             -----------     -----------     -----------
Net Cash Provided by/(Used for) Investing Activities                   0               0        (204,120)
                                                             -----------     -----------     -----------
Cash Flows Provided by/(Used for) Financing Activities
  Proceeds from loans                                             10,900          14,000       1,426,567
  Loan principal payments                                           (911)              0        (531,018)
  Proceeds from issuance of common stock                               0               0          39,791
                                                             -----------     -----------     -----------
Net Cash Provided by/(Used for) Financing Activities               9,989          14,000         935,340
                                                             -----------     -----------     -----------
           Net Increase/(Decrease) in Cash                        (1,930)          2,171             456
                                                             -----------     -----------     -----------

Beginning Cash Balance                                             2,386             215               0
Ending Cash Balance                                          $       456     $     2,386     $       456
                                                             ===========     ===========     ===========
Supplemental disclosures
  Cash paid for interest                                     $         0     $         0     $   216,129
                                                             ===========     ===========     ===========
Non-cash financing activities
  Issued shares of common stock in satisfaction of debt      $         0     $         0     $   700,000
                                                             ===========     ===========     ===========

                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

         (E)    Use of Estimates in Preparation of Financial Statements

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


NOTE 2   PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                               2002            2001
                                             ---------       ---------

         Office Furniture & Equipment        $  59,164       $  59,164
         Less: Accumulated Depreciation        (58,576)        (58,255)

         Net Property and Equipment          $     588       $     909
                                             =========       =========

         Depreciation   expense   was  $321  and   $3,125  for  2002  and  2001,
         respectively.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2002 and 2001 [continued]



NOTE 3   RELATED-PARTY TRANSACTIONS

         (A)    Contracts

         In 1993, the Company entered into a series of transactions with an American Indian tribe ["Indian tribe"].
                (i) Effective July, 1993, the Company entered into a 50/50 joint venture agreement with an Indian tribe for the purpose of pursuing Indian gaming opportunities. Under this agreement, the Company had an obligation to provide up to $1,000,000 per venture, but no more than $2,000,000 in the aggregate. Pursuant to this obligation, the Company was required to provide the Indian tribe a security interest in all of its assets. As a condition to this agreement, the Company was not allowed to pay the principal portion of the shareholder debt without the prior written consent of the tribe. This agreement was terminated by the Company effective March 5, 1996.

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2002 and 2001 [continued]


NOTE 3   RELATED-PARTY TRANSACTIONS [CONTINUED]

         (B)    Payable to Shareholders

         The amount payable to shareholders includes unsecured balances due to two individuals who are also shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans bear interest at the rate of the Wall Street Journal Prime plus 2%. Each loan has been evidenced by a note. The original notes have been superceded to provide for compounding of interest and extending maturity dates. Principal and interest are due at maturity with no penalty for prepayment. Below is a summary of the outstanding balance due as of December 31, 2002.

                                     Additional
         Principal     Interest      Interest
          Balance     Compounded     Accrued        Total       Maturity Date
         ---------    ----------    ----------    ---------    ----------------
         $ 172,160    $  185,798    $    2,563    $ 360,521    January 1, 2005
            10,890        67,608         5,215       83,713    February 1, 2005
         $ 183,050    $  253,406    $    7,778    $ 444,234    Total

         The first note is payable to the Company's president. On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan. On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash. The Company paid an additional principal reduction of $20,000 on October 16, 1996. Since 1996, additional advances of approximately $94,000 have been made to the Company to pay operating, general and administrative expenses.

         The second note is payable to another investor. This was originally an unsecured note payable to two other individuals. Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994. During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000. On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining principal plus interest. In February, 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company. A series of new notes have been written naming those individuals and compounded interest through February 1, 2003. The Company has recorded accrued interest on this note through December 31, 2002.

         (C)    Related Party Receivable

         In January of 2002 the Company paid professional fees of $912 on behalf of a related party. The related party shares common ownership and management with the Company. The advance is receivable on demand, is unsecured, and bears no interest.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2002 and 2001 [continued]

NOTE 4   COMMISSIONS

         In 1992, the Company entered into a three-year distributorship contract with a manufacturer of gaming equipment, to broker said equipment on Indian Reservations in the United States. The Company received commissions from the manufacturer on sales of the equipment during the contract period.


NOTE 5   STOCK SALE AND MERGER

         In December, 1991, the Company entered into a series of transactions, the terms of which are as follows:

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


NOTE 7   LIQUIDITY

         The Company has incurred losses from inception amounting to $1,185,069, has a net working capital deficit, and has a total capital deficit at December 31, 2002. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include developing the business purpose, as discussed in NOTE 12, and keeping the corporation in good standing for the foreseeable future.


NOTE 8   OPERATING LEASES

         Effective   October  1,  1994,  the  Company  entered  into  two  lease agreements for office space. The lease agreements were canceled during 1995 by mutual agreement of the parties.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2002 and 2001 [continued]

NOTE 9   ACCOUNTING FOR TAXES

         The Company applies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences. Net operating loss carry forward amounts expire at various times through 2022.

         Deferred tax assets              Balance        Tax         Rate
         -------------------            ----------     ---------     ----

         Loss carryforward              $1,185,069     $ 414,774      35%
         Valuation allowance                            (414,774)
                                                       ---------
         Deferred tax asset                            $       0
                                                       =========

         This valuation allowance has increased $12,346 over the prior year amount of $402,428.


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

         On January 9,1998 the directors entered into a stock option contract with another individual as consideration for assistance in developing a business concept. The option contract allowed the purchase of 100,000 shares of stock at $1 per share if the business concept was developed and successfully sold. The options expired unexercised in January, 2002.


NOTE 12  BUSINESS PURPOSE

         The Company, concluding that its prior business purpose was not viable long term, ceased its gaming consulting operations in 1996. Since that time, the Company's majority shareholder has developed several new business plans supported by statistics and numerous un-coded software programs. The several business plans set forth, in detail, a new methodology for dispute resolution in the United States. It consists of GamePlan, Inc., as the parent company with several subsidiaries to be formed, including two membership plans, a Rights financing company, two insurance companies, an escrow company, an electronic brief bank retrieval, and a legal web site providing useful information and the access portal to Gameplan, Inc., and its subsidiaries to be formed as more fully described in Part I, Item 1 "Description of Business" of the Company's 10-KSB annual report.

         Numerous service marks have been approved as well as registration of approximately 28 electronic commerce addresses.

         Based on management's Plan the Company is presently seeking mergers and/or acquisitions, and/or the participation of venture capital, and/or exploring the feasibility of private placements and/or a "secondary offering".


NOTE 13  ISSUANCE OF STOCK

         On January 9, 1998, the Board of directors approved a motion to issue 3,000,000 shares of Rule 144 stock to a trust in the name of the president in consideration for the transfer of all rights, title, and interest in the new business plan noted above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:

NAME                       AGE     CURRENT POSITION(S)

Robert G. Berry            67      Chief Executive Officer, President, Secretary
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

         The Company's officers first became subject to the Section 16(a) reporting obligations in September 23, 1999, in connection with the Company's registration of its class of Common Stock under the Securities Exchange Act of 1934. Mr. Robert Berry, currently the sole officer, director, and 62% shareholder of the Company, will file a Form 3 Initial Statement of Beneficial Ownership for the purpose of reporting his shareholdings in the Company which are disclosed herein under Item 11--Security Ownership of Certain Beneficial Owners and Management. Mr. Berry had no changes in his beneficial ownership of shares of Common Stock of the Company during the fiscal year ended December 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during the past three fiscal years to the Company's Chief Executive Officer during the fiscal year ended December 31, 2002. During the current fiscal year, the Company did not have any other officers.


                           Summary Compensation Table

                                                                                    Long Term Compensation
                                                                   -----------------------------------------------------
                                        Annual Compensation                 Awards                    Payouts
                                   -----------------------------   -----------------------   ---------------------------
                                                                   Restricted   Securities
                                                    Other Annual     Stock      Underlying                   All Other
 Name and                 Fiscal   Salary   Bonus   Compensation    Award(s)     Options/    LTIP Payouts   Compensation
 Principal Position        Year      ($)     ($)        ($)           ($)        SARs (#)        ($)           ($)
 ------------------       ------   ------   -----   ------------   ----------   ----------   ------------   ------------
 Robert G. Berry           2002      -0-     -0-        -0-           -0-          -0-           -0-            -0-
   President, CEO          2001      -0-     -0-        -0-           -0-          -0-           -0-            -0-
   and Secretary           2000      -0-     -0-        -0-           -0-          -0-           -0-            -0-
                           1999      -0-     -0-        -0-           -0-          -0-           -0-            -0-
                           1998      -0-     -0-        -0-           -0-          -0-           -0-        3,000,000 (1)


     1 In 1998, the Company issued 3,000,000 shares of Common Stock to the Robert G. Berry Trust, in exchange for Mr. Berry's assistance in the preparation of the Company's business plan. Given the fact there is no public market for the Company's Common Stock, the value of the transaction cannot be easily ascertained.

         Mr. Berry currently owns 9,522,000 common shares or 62.5% of the Company and has elected to defer receiving past, present and future compensation until such time as the company has generated sufficient resources. Cash or other forms of compensation and amounts will be determined in the future based on time devoted to past, present and future services , the value of those services and the availability of sufficient resources. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                      Number of       % of Total
                      Securities     Options/SARs
                      Underlying      Granted to     Exercise or
                     Options/SARs    Employees in     Base Price    Expiration
       Name           Granted (#)     Fiscal Year     ($/Share)        Date
 ----------------    ------------    ------------    -----------    ----------
 Robert G. Berry          0               0%             N/A           N/A



                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                       AND DECEMBER 31, 2002 OPTION VALUES



                                                    Number of Securities
                         Shares                    Underlying Unexercised        Value of Unexercised
                       Acquired on     Value             Options at             In-the-Money Options at
                        Exercise      Realized        December 31, 2002            December 31, 2002
        Name              (#)           ($)       Exercisable/Unexercisable    Exercisable/Unexercisable
   ---------------     -----------    --------    -------------------------    -------------------------
   Robert G. Berry         0             0                  N/A                          N/A

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 15, 2003 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director, and any other executive officer of the Company whose compensation is required to be reported in Item 10 of this Report; and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                                Number of Shares     Percent of
                                                  Beneficially       Outstanding
    Name and Address                                 Owned            Shares(1)
 ----------------------                         ----------------     -----------
 Robert G. Berry                                  9,522,000 (2)          62.5%
 3701 Fairview Road
 Reno, Nevada 89511

 Jon T. Jenkins                                   1,611,350 (3)          10.6%
 5717 East Almeda Court
 Cave Creek, AZ 85331

 Nation of the Menominee Tribe of Wisconsin       1,200,000               7.9%
 P.O. Box 910
 Keshena, Wisconsin 54135

 All Officers and Directors as a
   Group (1 person)                               9,522,000              62.5%
 ------------------

     (1) All percentages are calculated based upon a total number of shares issued and outstanding as of March 15, 2003, which number of shares is 15,225,000.

     (2) The Robert G. Berry Trust holds the shares. Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

     (3) Jon T. Jenkins owns 1,221,350 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 150,000 shares held by the J.S. Jenkins Trust, and 150,000 shares held by the M.J. Jenkins Trust.


Changes in Control

         There presently are no arrangements that would result in a change of control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Note

         On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of $182,256.00, representing Mr. Berry's unreimbursed cash advances to the Company as of that date. The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%. During 1999, Mr. Berry advanced the Company $17,600. A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company. The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superceded all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note, in the total amount of $360,521 after calculating additional advances, to Jan. 1, 2005. The entire unpaid principal and interest is due at maturity.

Jon Jenkins Promissory Note

         As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36. The note replaced and supercedes all previous notes of the Company payable to Jon or April Jenkins. The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. This note was renewed to include accrued interest in the total amount of $83,713 and is due on Feb. 1, 2005. Jon Jenkins is the beneficial owner of approximately 10.6% of the issued and outstanding shares of the Company.


                                    PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b) Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.


Item 14.   CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Robert G. Berry, the Company's President and Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gameplan, Inc.


Dated:  March 27, 2003                 By: /S/ Robert G. Berry
                                           -------------------------------------
                                           Robert G. Berry
                                           Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 27, 2003                 By: /S/ Robert G. Berry
                                           -----------------------------------
                                           Robert G. Berry
                                           President, Chief Executive Officer,
                                           Secretary, Director and Chief
                                           Financial Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Robert Berry, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Gameplan, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

        (c) presented  in  this  annual   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003              /s/  Robert G. Berry
                                  President, Chief Executive Officer, Secretary,
                                  Director & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gameplan, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 27, 2003                    /s/  Robert G. Berry
                                        President, Chief Executive Officer,
                                        Secretary, Director & Chief Financial
                                        Officer