Form 10QSB
period 2003-03-31
GAMEPLAN INC
filed 2003-05-15
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

                        Commission File Number 000-27435


                                 GAMEPLAN, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


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


     Registrant's telephone number, including area code (775) 853-3980
                                                        --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2003 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                    PAGE

 PART I

   ITEM 1.    FINANCIAL STATEMENTS                                        3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              7
   ITEM 3.    CONTROLS AND PROCEDURES                                     8

 PART II

   ITEM 1.    LEGAL PROCEEDINGS                                           8
   ITEM 2.    CHANGES IN SECURITIES                                       8
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             8
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8
   ITEM 5.    OTHER INFORMATION                                           8
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            8

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS

                                                            Unaudited
                                                            March 31,
                                                              2003
                                                           -----------

Current Assets
  Cash                                                     $       901
  Account receivable                                               911
                                                           -----------
           Total Current Assets                                  1,812

Equipment, net                                                     508
                                                           -----------
TOTAL ASSETS                                               $     2,320
                                                           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts payable                                      $     2,875
                                                           -----------
          Total Current Liabilities                              2,875

Long-term liabilities
      Notes payable                                            451,964
                                                           -----------
          Total Liabilities                                    454,839

 Stockholders' Equity
     Common stock                                               15,225
     Additional paid in capital                                727,566
     Accumulated deficit during development stage           (1,195,310)
                                                           -----------
          Total Stockholders' Equity                          (452,519)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     2,320
                                                           ===========


                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                          For the Three     For the Three       Inception
                                           Months Ended      Months Ended        through
                                          March 31, 2003    March 31, 2002    March 31, 2003
                                          --------------    --------------    --------------
Revenues                                  $            0    $            0    $      932,244
General and administrative expense                 3,511             1,678         2,017,563
                                          --------------    --------------    --------------
Operating Loss                                    (3,511)           (1,678)       (1,085,319)
Interest income                                        0                 0            16,064
Interest expense                                  (6,730)           (6,298)         (495,414)
Gain/(loss) on asset sales                             0                 0           (29,477)
Income taxes                                           0                 0            (1,164)
Net Loss before extraordinary             $      (10,241)   $       (7,976)   $   (1,595,310)
  Extraordinary gain, net                              0                 0           400,000
Net Loss                                  $      (10,241)   $       (7,976)   $   (1,195,310)
                                          ==============    ==============    ==============
Net Loss per Share                        $        (0.01)   $        (0.01)   $        (0.17)
                                          ==============    ==============    ==============

Weighted Average Number of Shares
Outstanding                                   15,225,000        15,225,000         7,085,088
                                          ==============    ==============    ==============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                               For the Three      For the Three        Inception
                                                Months Ended       Months Ended         through
                                               March 31, 2003     March 31, 2002     March 31, 2003
                                               --------------     --------------     --------------
Cash Flows from Operating Activities:
  Net Loss                                     $      (10,241)    $       (7,976)    $   (1,195,310)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
  Depreciation                                             80                 80            174,137
  Notes issued for interest                                 0                  0            109,177
  Stock issued for expenses                                 0                  0              3,000
  Loss on disposal of assets                                0                  0             29,477
  Increase in current liabilities                       2,876                  0              2,876
  Increase in Accrued Interest Payable                  6,730              6,298            145,324
                                               --------------     --------------     --------------
Net Cash Flows from Operating Activities                 (555)            (1,598)          (731,319)

Cash Flows from Investing Activities:
  Advance to related party                                  0               (911)              (911)
  Purchase of property                                      0                  0           (520,761)
  Proceeds from disposal of property                        0                  0            316,641
                                               --------------     --------------     --------------
 Net Cash Flows from Investing Activities                   0               (911)          (205,031)


Cash Flows from Financing Activities
  Loan proceeds                                         1,000              1,000          1,427,567
  Issued stock for cash                                39,791
  Payments on loans                                         0                  0           (530,107)
                                               --------------     --------------     --------------
Net Cash from Financing Activities                      1,000              1,000            937,251

Net Increase (Decrease) in Cash                           445             (1,509)               901

Beginning Cash Balance                                    456              2,386                  0
                                               --------------     --------------     --------------
Ending Cash Balance                            $          901     $          877     $          901
                                               ==============     ==============     ==============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

         There have been no material developments in the business plan, implementation of the business plan, or financial condition of the Company since its last report on Form 10-KSB for the Year Ended December 31, 2002.

         Over the past several years, the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. Initially, the plan focused exclusively on the use of Internet technology and case evaluation software to offer to the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs.

         During 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services and products. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing, in addition to Internet-based tools for locating and engaging legal counsel, a variety of new integrated products and services, including finance and lending services, insurance products, escrow services, and member legal service organizations to be comprised of licensed attorneys.

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

         Reference is made to the full summary of the New Plan, which is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

         Since announcement of the New Plan, there have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.
Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Item 3.  Controls and Procedures

         Based on the evaluation of the Company's disclosure controls and procedures by Robert G. Berry, the Company's President and Chief Financial
Officer, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GAMEPLAN, INC.

Date:  May 15, 2003                             /s/ Robert G. Berry
                                                ----------------------
                                                Robert G. Berry,
                                                President and Director

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

Date: May 15, 2003                             /s/ Robert G. Berry
                                               --------------------------
                                               Robert G. Berry, President
                                               & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gameplan, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 15, 2003                              /s/ Robert G. Berry
                                                --------------------------
                                                Robert G. Berry, President
                                                & Chief Financial Officer