Form 10QSB
period 2003-06-30
GAMEPLAN INC
filed 2003-08-12
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2003 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE

 PART I

   ITEM 1.   FINANCIAL STATEMENTS                                        3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              8
   ITEM 3.   CONTROLS AND PROCEDURES                                     9

 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                           9
   ITEM 2.   CHANGES IN SECURITIES                                       9
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         9
   ITEM 5.   OTHER INFORMATION                                           9
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           10

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS
                                                                  Unaudited
                                                                   June 30,
                                                                     2003
                                                                 -----------
Current Assets
   Cash                                                          $       597
   Account receivable                                                    911
                                                                 -----------
        Total Current Assets                                           1,508

Equipment, net                                                           428
                                                                 -----------
TOTAL ASSETS                                                     $     1,936
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accrued liabilities                                           $         0
                                                                 -----------
        Total Current Liabilities                                          0

Long-term liabilities
   Notes payable                                                     462,817
                                                                 -----------
        Total Liabilities                                            462,817

Stockholders' Equity
   Common stock                                                       15,225
   Additional paid in capital                                        727,566
   Accumulated deficit during development stage                   (1,203,672)
                                                                 -----------
        Total Stockholders' Equity                                  (460,881)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     1,936
                                                                 ===========

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                               For the Three      For the Three
                                               Months Ended       Months Ended
                                               June 30, 2003      June 30, 2002
                                               -------------      -------------
Revenues                                       $           0      $           0

General and administrative expense                     1,509              3,553
                                               -------------      -------------
Operating Loss                                        (1,509)            (3,553)

Interest expense                                       6,853              6,427
                                               -------------      -------------
Net Loss                                       $      (8,362)     $      (9,980)
                                               =============      =============

Net Loss per Share                             $       (0.01)     $       (0.01)
                                               =============      =============
Weighted Average Number of Shares
  Outstanding                                     15,225,000         15,225,000
                                               =============      =============


                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                          For the Six       For the Six        Inception
                                          Months Ended      Months Ended        through
                                         June 30, 2003     June 30, 2002     June 30, 2003
                                         -------------     -------------     -------------
Revenues                                 $           0     $           0     $     932,244

General and administrative expense               5,020             5,231         2,019,072
                                         -------------     -------------     -------------
Operating Loss                                  (5,020)           (5,231)       (1,086,828)
Interest income                                      0                 0            16,064
Interest expense                               (13,583)          (12,725)         (502,267)
Gain/(loss) on asset sales                           0                 0           (29,477)
Income taxes                                         0                 0            (1,164)
                                         -------------     -------------     -------------
Net Loss before extraordinary            $     (18,603)    $     (17,956)    $  (1,603,672)
Extraordinary gain, net                              0                 0           400,000
                                         -------------     -------------     -------------
Net Loss                                 $     (18,603)    $     (17,956)    $  (1,203,672)
                                         =============     =============     =============

Net Loss per Share                       $       (0.01)    $       (0.01)    $       (0.17)
                                         =============     =============     =============
Weighted Average Number of Shares
   Outstanding                              15,225,000        15,225,000         7,190,801
                                         =============     =============     =============

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Six       For the Six
                                                    Months Ended      Months Ended     Inception to
                                                   June 30, 2003     June 30, 2002     June 30, 2003
                                                   -------------     -------------     -------------
Cash Flows Used for Operating Activities:
   Net Loss                                        $     (18,603)    $     (17,956)    $  (1,203,672)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
   Depreciation                                              160               160           174,217
   Notes issued for interest                                   0                 0           109,177
   Stock issued for expenses                                   0                 0             3,000
   Loss on disposal of assets                                  0                 0            29,477
   Increase in accrued interest payable                   13,584            12,725           152,178
                                                   -------------     -------------     -------------
Net Cash Flows Used for Operating Activities              (4,859)           (5,071)         (735,623)

Cash Flows Used for Investing Activities:
   Advance to related party                                    0              (911)             (911)
   Purchase of property                                        0                 0          (520,761)
   Proceeds from disposal of property                          0                 0           316,641
                                                   -------------     -------------     -------------
Net Cash Flows Used for Investing Activities                   0              (911)         (205,031)

Cash Flows Provided by Financing Activities:
   Loan proceeds                                           5,000             4,000         1,431,567
   Issued stock for cash                                       0                 0            39,791
   Payments on loans                                           0                 0          (530,107)
                                                   -------------     -------------     -------------
Net Cash Flows Provided by Financing Activities            5,000             4,000           941,251

Net Increase (Decrease) in Cash                              141            (1,982)              597
Beginning Cash Balance                                       456             2,386                 0
                                                   -------------     -------------     -------------
Ending Cash Balance                                $         597     $         404     $         597
                                                   =============     =============     =============

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003


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

Item 3.  Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities

None


Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of, Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GAMEPLAN, INC.

Date:  August 12, 2003                          /s/ Robert G. Berry
                                                -------------------
                                                Robert G. Berry,
                                                President and Director