Form 10QSB
period 2003-09-30
GAMEPLAN INC
filed 2003-11-12
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2003 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

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

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS
                                                                  Unaudited
                                                                September 30,
                                                                    2003
                                                                ------------
Current Assets
   Cash                                                         $         90
   Account receivable                                                    911
                                                                ------------
        Total Current Assets                                           1,001

Equipment, net                                                           374
                                                                ------------
TOTAL ASSETS                                                    $      1,375
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accrued liabilities                                          $          0
                                                                ------------
        Total Current Liabilities                                          0

Long-term liabilities
   Notes payable                                                     471,881
                                                                ------------
        Total Liabilities                                            471,881

Stockholders' Equity
   Common stock                                                       15,225
   Additional paid in capital                                        727,566
   Accumulated deficit during development stage                   (1,213,297)
                                                                ------------
        Total Stockholders' Equity                                  (470,506)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      1,375
                                                                ============

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                        For the Three          For the Three
                                         Months Ended           Months Ended
                                      September 30, 2003     September 30, 2002
                                      ------------------     ------------------
Revenues                              $                0     $                0

General and administrative expense                 2,661                  5,730
                                      ------------------     ------------------
Operating Loss                                    (2,661)                (5,370)

Interest expense                                   6,964                  6,503
                                      ------------------     ------------------
Net Loss                              $           (9,625)    $          (12,233)
                                      ==================     ==================

Net Loss per Share                    $            (0.01)    $            (0.01)
                                      ==================     ==================
Weighted Average Number of Shares
  Outstanding                                 15,225,000             15,225,000
                                      ==================     ==================


                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                       For the Nine           For the Nine            Inception
                                       Months Ended           Months Ended             through
                                    September 30, 2003     September 30, 2002     September 30, 2003
                                    ------------------     ------------------     ------------------
Revenues                            $                0     $                0     $          932,244

General and administrative expense               7,681                 10,961              2,021,733
                                    ------------------     ------------------     ------------------
Operating Loss                                  (7,681)               (10,961)            (1,089,489)
Interest income                                      0                      0                 16,064
Interest expense                               (20,547)               (19,228)              (509,231)
Gain/(loss) on asset sales                           0                      0                (29,477)
Income taxes                                         0                      0                 (1,164)
                                    ------------------     ------------------     ------------------
Net Loss before extraordinary       $          (28,228)    $          (30,189)    $       (1,613,297)
Extraordinary gain, net                              0                      0                400,000
                                    ------------------     ------------------     ------------------
Net Loss                            $          (28,228)    $          (30,189)    $       (1,213,297)
                                    ==================     ==================     ==================

Net Loss per Share                  $            (0.01)    $            (0.01)    $            (0.17)
                                    ==================     ==================     ==================
Weighted Average Number of Shares
   Outstanding                              15,225,000             15,225,000              7,190,801
                                    ==================     ==================     ==================

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Nine           For the Nine
                                                      Months Ended           Months Ended           Inception to
                                                   September 30, 2003     September 30, 2002     September 30, 2003
                                                   ------------------     ------------------     ------------------
Cash Flows Used for Operating Activities:
   Net Loss                                        $          (28,228)    $          (30,189)    $       (1,213,297)
   Adjustments to reconcile net loss to
     net cash used for operating activities:
   Depreciation                                                   214                    241                174,271
   Notes issued for interest                                        0                      0                109,177
   Stock issued for expenses                                        0                      0                  3,000
   Loss on disposal of assets                                       0                      0                 29,477
   Increase in accrued interest payable                        20,548                 19,228                159,142
                                                   ------------------     ------------------     ------------------
Net Cash Flows Used for Operating Activities                   (7,466)               (10,720)              (738,230)

Cash Flows Used for Investing Activities:
   Advance to related party                                         0                   (911)                  (911)
   Purchase of property                                             0                      0               (520,761)
   Proceeds from disposal of property                               0                      0                316,641
                                                   ------------------     ------------------     ------------------
Net Cash Flows Used for Investing Activities                        0                   (911)              (205,031)

Cash Flows Provided by Financing Activities:
   Loan proceeds                                                7,100                  9,400              1,433,667
   Issued stock for cash                                            0                      0                 39,791
   Payments on loans                                                0                      0               (530,107)
                                                   ------------------     ------------------     ------------------
Net Cash Flows Provided by Financing Activities                 7,100                  9,400                943,351

Net Increase (Decrease) in Cash                                  (366)                (2,231)                    90
Beginning Cash Balance                                            456                  2,386                      0
                                                   ------------------     ------------------     ------------------
Ending Cash Balance                                $               90     $              155     $               90
                                                   ==================     ==================     ==================

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003


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

         All proposed services of the Company are to be developed and provided to the consumer based upon strict adherence to a business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of a new book authored by Mr. Berry titled "Beneath The Gavel." A preview of the new e-book may be viewed at http://www.successdna.com/beneaththegavel.html.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


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

                                                  GAMEPLAN, INC.

Date:  November 12, 2003                          /s/ Robert G. Berry
                                                  -------------------
                                                  Robert G. Berry,
                                                  President and Director