Form 10KSB
period 2003-12-31
GAMEPLAN INC
filed 2004-03-26
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-27305


                                 GAMEPLAN, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                        NEVADA                       87-0493596
            -------------------------------      -------------------
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)      Identification No.)


               3701 Fairview Road   Reno, Nevada            89511
            ----------------------------------------      ----------
            (Address of principal executive offices)      (Zip Code)


     Registrant's telephone number, including area code   (775) 853-3980
                                                          --------------

           Securities registered pursuant to section 12(b) of the Act:

          Title of Class     Name of each exchange on which registered
          --------------     -----------------------------------------
               NONE                          OTCBB

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment
to this Form 10-KSB.   [X]

     State issuer's revenues for its most recent fiscal year: $ 0.

     The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2003 was approximately $4,000. Because less than 10,000 shares of the Company's common stock has been sold within 60 days of December 31, 2003, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 19, 2004, the Company had outstanding was 15,225,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                PAGE
 -----------------------                                                ----

 PART I

   ITEM 1.    DESCRIPTION OF BUSINESS                                     3
   ITEM 2.    DESCRIPTION OF PROPERTY                                    13
   ITEM 3.    LEGAL PROCEEDINGS                                          13
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                         13

 PART II

   ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                              13
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION                 15
   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                20
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                   34
   ITEM 8A.   CONTROLS AND PROCEDURES                                    34

 PART III

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT                                      34
   ITEM 10.   EXECUTIVE COMPENSATION                                     35
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                    36
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             36
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                           37
   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                     37

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

         For the past several years the Company's President, Robert G. Berry, has been actively developing a comprehensive business plan for the Company. Initially, the plan focused exclusively on the use of Internet technology to offer the public a user-friendly and effective tool to seek qualified professional legal services matching specific legal needs.

         During the third quarter of the Company's fiscal year ended December 31, 2000, the Company announced the completion of an expanded, comprehensive new business plan (the "New Plan"). The New Plan builds upon the Company's former concepts related to providing legal services. However, the New Plan envisions the creation of multiple new subsidiaries and/or divisions of the Company for the purpose of providing a variety of new integrated products and services including financial services, insurance products, digital escrow services, advanced digital research, two member legal service organizations of licensed attorneys using Internet-based tools for locating and engaging legal counsel and an Internet "clicks to bricks" site through which all subsidiaries can be accessed.

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

         The Company anticipates that these proposed services will be developed and provided to the consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "Integrative Law/Integrative Conflict Resolution Techniques," is the subject of a book authored by Mr. Berry. The new book has two parts and is titled: Beneath The Gavel, and has beenpublished as an E-bookThe first part of the book focuses on the sick system of resolving conflict with attorneys. The second part of the book focuses on -- how to heal the sick system of resolving conflict with attorneys through education, licensing, special interest, court and legislative reforms together with win-win action plan solutions

         Since announcement, there have been no material developments. No elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other appropriate companies with or without existing infrastructure. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company more fully set forth in the "Risk Factors" section below.

Summary of the New Plan

         Under the New Plan, the Company will seek either debt, equity or a combination of debt/equity financing to launch the new plan in very defined and specific steps all with appropriate benchmarks and monuments and/or strategic alliances to develop in multiple phases a finance company, two insurance companies, two companies having a membership component for plaintiff and defense legal services, a third-party escrow company, and two legal-related Internet companies. The Company intends to adhere strictly to the certain business and professional model of Integrative Law/Integrative Conflict Resolution Techniques, which has been expounded in the recently published book authored by Robert G. Berry the Company's President and sole director.

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

         o Finance Company - The first phase provides pre-judgment, intangible financing ("Rights Financing") to clients of ADSsm Panel Member attorneys and Panel Members directly in appropriate cases with identifiable and reliable reparation sources. Subject to appropriate financing, this yet to be formed subsidiary will be the first subsidiary to commence business operations if strategic alliances have not been formed in the near future. Strategic alliances will still be pursued but alternative plans to launch the new plan must be implemented because of the lack of any viable strategic alliance partners at this time. Upon launch, products offered will not be limited to Panel Membership since that subsidiary will not be in existence when this finance company subsidiary has been formed.

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

         The Company's plan of operation for the next 12 months is to fund the basic requirements of the parent and foregoing subsidiaries to be formed, to seek appropriate financing to launch the finance company subsidiary, to seek strategic alliances with existing companies of related products with infrastructure in place and/or alliances with companies seeking new profitable core businesses. Presently, Mr. Berry is the sole director and officer of the Company.

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

         Each subsidiary at the mature time will have its own VPN, Intranet, Extranet and Internet access portals that are the sole responsibility of that subsidiary, but which can be accessed by the Company for information retrieval at any time.

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

Subsidiary 2 - Attorney Membership Organization for Plaintiffs' Counsel

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


Subsidiary 3 - The Finance Company

         Phase I consists of a finance subsidiary providing clients of ADSsm Panel Members and directly to Panel Members pre-judgment, unliquidated, intangible "Rights Financing" to fund estate, subsidy, medical expense and cost reimbursement loans to plaintiffs' and their Panel Members in personal injury cases and will be launched when appropriate financing is in place and there are no viable strategic alliance partners with or without existing infrastructure available. Upon launch, panel membership will not be required since that subsidiary will not have been formed at the time.

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


Subsidiary 4 - The E-commerce Escrow Company

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


Subsidiary 5 - Legal Insurance Company with a dispute-engineering subsidiary

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

         The fourth insurance line is available to the e-escrow subsidiary of GamePlan, Inc.

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


Subsidiary 6 - Property/Casualty/Worker's Compensation Insurance Subsidiary

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


Subsidiary 7 - Legal Service Organization Company

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

         Litigation     support     responsibilities     provided     to     the
Property/Casualty/Worker's Compensation Signatory Company, which may be expanded or contracted as market conditions dictate, will initially include:

         o The first responsibility is to hire a nationwide panel of Approved Attorney Service Providers and insure that they follow the terms and conditions of their panel member agreements.

         o     The  second   responsibility  is  to  assign  lawsuits  from  the
               Signatory Company to selected Approved Attorney Service Providers "AASPsm."

         o     The third  responsibility  is to  insure  that  approved  service
               attorney   providers  have  compatible   computer  programs  with
               opposing counsel and the courts.

         o     The fourth responsibility is to co-ordinate Cumis Counsel.

         o     The fifth responsibility is to verify medical specials.

         o The sixth responsibility is to facilitate communication and research between clients and AASPsm panel members.

         o     The seventh responsibility is to monitor work in progress.

         o     The   eighth   responsibility   is  to   co-ordinate   settlement
               discussions with skilled AASPsm members.

         o The ninth responsibility is to present financial value added products during settlement negotiations.

         o     The   tenth   responsibility   is   to   co-ordinate   settlement
               discussions.

         o The eleventh responsibility is to co-ordinate negotiation or ADR of procedural and substantive matters if negotiation does not lead to resolution.

         o The twelfth responsibility is to aggressively pursue subrogation lien collections as well as seeking and collecting cost and attorney fee awards.

         o     The thirteenth responsibility is to co-ordinate all evaluations

         An information network similar to ADSsm will support this subsidiary allowing panel members previously described permitting insured clients, professional claims personnel and Approved Attorney Service Providers to interactively communicate with each other and for Panel Members to interact with fellow Panel Members throughout the United States.


Subsidiary 8 - Banks of Value-Added Solutions and Legal Briefs

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

         o 1stinsurancenet.com - The property/causality/workman's compensation subsidiary.

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

         o pla-usa.org - "The Program of Legal Assistance" "PLAsm," is an approvedss.501(c)(3) public charitable foundation.

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

Charitable Affiliates

         The "Integrative Law Forum" is a 501(c)(3) public charity dedicated to the teaching, practice and public awareness of integrative law funded by public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm. Robert G. Berry is the sole officer and director of the foundation. Since inception this foundation has not received any funds. Because of the lack of activity for more than three years, a new or amended application for tax exempt status may be required.

         The "Program of Legal Assistance" is a 501(c)(3) public charity dedicated to providing pro-bono legal services and the enforcement of public sector laws funded by public and private donations and 5% of the pre-tax profits of both the Rights financing bank and the property/casualty/workman/s compensation insurance company. Robert G. Berry is the sole officer and director of the foundation. . Since inception this foundation has not received any funds. Because of the lack of activity for more than three years, a new or amended application for tax exempt status may be required.


ITEM 2.  DESCRIPTION OF PROPERTY

         The corporate office and telephone number for the Company are the personal residence and telephone number of Mr. Robert G. Berry, currently the sole officer, director, and principal shareholder of the Company.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any threatened or pending legal action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders during the fiscal year 2003.



                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GPLA" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders. The last reported sale of our unrestricted common stock was on December 22, 2003 at a price of $0.05.

         As of March 19, 2004, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

         We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         None during 2003. However, early in 2004 Mr. Jon Jenkins, the second largest shareholder of the Company purchased the 1,200,000 shares of stock owned by the Nation of the Menominee Tribe of Wisconsin for the cash sum of Fifty Thousand Dollars ($50,000.00).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

         The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         The financial information set forth in the following discussion should be read with the financial statements of Gameplan, Inc. included elsewhere herein.

Plan of Operation

         Since announcement of the New Business Plan, which is set forth in Item
1. Description of Business located elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 there have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented, and the Company has no revenues from business operations. Upon receipt of adequate and appropriate financing, the Right Financing subsidiary will commence operations with a limited staff. Implementation of the remaining parts of the New Plan are contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.
Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section below of this Annual Report.

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

         Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company. However, there can be no assurance that the management or stockholders will continue to advance operating funds to the Company.

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

We have a history of losses and an accumulated deficit and this trend of losses may continue in the future.

         For the fiscal year ended December 31, 2003 we had a net loss of $36,325 and an accumulated deficit of $1,221,394. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

         Our growth strategy includes mergers and/or acquisitions and/or the formation, development, staffing and financing of a family of electronically interconnected legal service, financial, and insurance companies. The Company and its proposed subsidiaries will not be viable without significant equity and/or debt financing. We are currently exploring alternatives to fulfill these requirements, including the sale of debt or equity securities and the launch of the Rights Financing Company subsidiary yet to be formed, but cannot assure that financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be unable to implement the New Plan and the family of service subsidiaries contemplated by the plan. We may be required to take other actions that may lessen the value of our Common Stock, including borrowing money on terms that are not favorable to us. If we raise the needed funds through the sale of additional shares of our Common Stock or securities convertible into shares of our Common Stock dilution to current stockholders may result.

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


New Accounting Pronouncements

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position or results of its operations.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB
Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 GAMEPLAN, INC.
                          [A Development Stage Company]


                                TABLE OF CONTENTS

                                                                         Page



Independent Auditors' Report                                             F-1

Consolidated Balance Sheet -- December 31, 2003                          F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2003 and 2002, and for the Period from Inception
[April 27, 1984] through December 31, 2003                               F-3

Consolidated Statements of Stockholders' Equity/(Deficit) for
the Years Ended December 31, 2003 and 2002, and for the Period
from Inception [April 27, 1984] through December 31, 2003                F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002, and for the Period from Inception
[April 27, 1984] through December 31, 2003                               F-6

Notes to Consolidated Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GamePlan, Inc.

We have audited the consolidated balance sheet of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and the period from inception through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements. We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from inception [April 27, 1984] through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GamePlan, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced recurring losses from operations since its inception and has a net working capital deficiency which raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Mantyla McReynolds

Salt Lake City, Utah
March 25, 2003

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                                December 31, 2003

                                     ASSETS

                                                                  2003
                                                               -----------
Current Assets
  Cash  - Note 1                                               $       249
                                                               -----------
  Total Current Assets                                                 249

Property and Equipment - Notes 1 & 2
  Property and equipment                                            59,164
  Less: Accumulated depreciation                                   (58,897)
                                                               -----------
Net Property and Equipment                                             267

Other Assets
  Related party receivable - Note 3                                    911
                                                               -----------
TOTAL ASSETS                                                   $     1,427
                                                               ===========

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

 Current liabilities                                           $         0
                                                               -----------
Total Current Liabilities                                                0

Long-Term Liabilities
  Payable to shareholders - Note 3                                 480,030
                                                               -----------
Total Long-Term Liabilities                                        480,030
                                                               -----------

Total Liabilities                                                  480,030

Stockholders' Deficit
  Common stock -- $.001 par value; 40,000,000
    shares authorized; 15,225,000 issued and
    outstanding at December 31, 2003                                15,225
  Additional paid-in capital                                       727,566
  Accumulated deficit during the development stage              (1,221,394)
                                                               -----------
Total Stockholders' Deficit                                       (478,603)
                                                               -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                      $     1,427
                                                               ===========


                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Operations
                        For the Years Ended December 31,
                 2003 and 2002 and for the Period from Inception
                   [April 27, 1984] through December 31, 2003

                                                                                 Inception to
                                                   2003             2002           12/31/03
                                               ------------     ------------     ------------
Revenue
  Consulting fees - Note 3                     $          0     $          0     $    768,042
  Commissions - Note 4                                    0                0          137,034
  Other income - Note 6                                   0                0           27,168
                                               ------------     ------------     ------------
Total Revenue                                             0                0          932,244
General and administrative expenses                   9,428           12,239        2,023,480
                                               ------------     ------------     ------------
Operating Loss                                       (9,428)         (12,239)      (1,091,236)
Other Income/(Expense)
  Interest income                                         0                0           16,064
  Interest expense                                  (26,897)         (23,034)        (515,581)
  Gain/(loss) on sale of assets - Note 6                  0                0          (29,477)
                                               ------------     ------------     ------------
Total Other Income/(Expense)                        (26,897)         (23,034)        (528,994)
                                               ------------     ------------     ------------
Net Loss Before Taxes                               (36,325)         (35,273)      (1,620,230)
Income taxes                                              0                0            1,164
                                               ------------     ------------     ------------
Net Loss Before Extraordinary Items                 (36,325)         (35,273)      (1,621,394)

Extraordinary items
  "Lost Opportunity" settlement - Note 10                 0                0          400,000
                                               ------------     ------------     ------------
Net Income from Extraordinary Items                       0                0          400,000
                                               ------------     ------------     ------------
Net Income/(Loss)                              $    (36,325)    $    (35,273)    $ (1,221,394)
                                               ============     ============     ============

Income/(Loss) per share
  Before extraordinary items                   $      (0.01)    $      (0.01)    $      (0.22)
  Extraordinary items                                  0.00             0.00             0.05
                                               ------------     ------------     ------------
Income/(Loss) per share                        $      (0.01)    $      (0.01)    $      (0.17)
                                               ============     ============     ============

Weighted average shares outstanding              15,225,000       15,225,000        7,394,198


                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                        For the Years Ended December 31,
                 2003 and 2002 and for the Period from Inception
                   [April 27, 1984] through December 31, 2003

                                                                                  Accumulated
                                                                                    Deficit           Net
                                                                  Additional      During the      Stockholders'
                                    Common          Common          Paid-in       Development       Equity/
                                    Shares          Stock           Capital          Stage         (Deficit)
                                  -----------     -----------     -----------     -----------     ------------
Balance at Inception,
04/27/84                                    0     $         0     $         0     $         0     $          0
                                  -----------     -----------     -----------     -----------     ------------
Issued 750,000 shares of
  common stock for cash               750,000             750           2,250                            3,000

Issued 2,500,000 shares of
  common stock for cash             2,500,000           2,500          19,569                           22,069

Issued 29,250,000 shares of
 common stock for cash,
  12/31/91                         29,250,000          29,250                                           29,250

Reverse split [1 for 5] of
  32,500,000 shares of
  common stock outstanding        (26,000,000)        (26,000)         26,000                                0

Expenses of merger and stock
  issuance                                                            (17,028)                         (17,028)

Accumulated deficit from
  inception through 12/31/91                                                           (5,621)          (5,621)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/91                   6,500,000           6,500          30,791          (5,621)          31,670

Net loss, 1992                                                                       (326,738)        (326,738)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/92                   6,500,000           6,500          30,791        (332,359)        (295,068)

Issued 1,200,000 shares of
  restricted common stock
  in satisfaction of debt,
  12/30/93                          1,200,000           1,200         248,800                          250,000

Net loss, 1993                                                                       (305,062)        (305,062)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/93                   7,700,000           7,700         279,591        (637,421)        (350,130)

Net loss, 1994                                                                       (306,974)        (306,974)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/94                   7,700,000           7,700         279,591        (944,395)        (657,104)
                                  -----------     -----------     -----------     -----------     ------------

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
            Consolidated Statements of Stockholders' Equity/(Deficit)
                        For the Years Ended December 31,
                 2003 and 2002 and for the Period from Inception
                   [April 27, 1984] through December 31, 2003
                                  [continued]
                                                                                  Accumulated
                                                                                    Deficit           Net
                                                                  Additional      During the      Stockholders'
                                    Common          Common          Paid-in       Development       Equity/
                                    Shares          Stock           Capital          Stage         (Deficit)
                                  -----------     -----------     -----------     -----------     ------------
Net loss, 1995                                                                       (215,677)        (215,677)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/95                   7,700,000           7,700         279,591      (1,160,072)        (872,781)

Issued 4,500,000 shares of
 common stock in satisfaction
 of debt, 10/07/96                  4,500,000           4,500         445,500                          450,000

Net income, 1996                                                                      277,209          277,209
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/96                  12,200,000          12,200         725,091        (882,863)        (145,572)

Net loss, 1997                                                                        (46,264)         (46,264)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/97                  12,200,000          12,200         725,091        (929,127)        (191,836)

Issued 3,000,000 shares of
common stock for R&D                3,000,000           3,000                                            3,000

Net loss, 1998                                                                        (47,807)         (47,807)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/98                  15,200,000          15,200         725,091        (976,934)        (236,643)

Issued 25,000 shares of
common stock for cash                  25,000              25           2,475                            2,500

Net loss, 1999                                                                        (46,310)         (46,310)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/99                  15,225,000          15,225         727,566      (1,023,244)        (280,453)

Net loss, 2000                                                                        (77,320)         (77,320)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/00                  15,225,000          15,225         727,566      (1,100,564)        (357,773)

Net loss, 2001                                                                        (49,232)         (49,232)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/01                  15,225,000          15,225         727,566      (1,149,796)        (407,005)

Net loss, 2002                                                                        (35,273)         (35,273)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/02                  15,225,000          15,225         727,566      (1,185,069)        (442,278)

Net loss, 2003                                                                        (36,325)         (36,325)
                                  -----------     -----------     -----------     -----------     ------------
Balance, 12/31/03                  15,225,000     $    15,225     $   727,566     $(1,221,394)    $   (478,603)
                                  ===========     ===========     ===========     ===========     ============


                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
                    For the Years Ended December 31, 2003 and
             2002 and for the Period from Inception [April 27, 1984]
                            through December 31, 2003

                                                                                              Inception
                                                                                                 to
                                                                2003            2002          12/31/03
                                                             -----------     -----------     -----------
Cash Flows Provided by/(Used for) Operating
Activities
Net Income/(loss)                                            $   (36,325)    $   (35,273)    $(1,221,394)
                                                             -----------     -----------     -----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                     321             321         174,378
    Notes issued in exchange for interest expense                      0               0          59,588
    Notes issued in exchange for accrued interest                      0               0          49,589
    Issued common stock for development cost - Note 13                 0               0           3,000
    Loss/(gain) on disposal of property & equipment                    0               0          29,477
    Increase/(decrease) in accrued expenses                       26,897          23,033         165,491
                                                             -----------     -----------     -----------
Net Cash Provided by/(Used for) Operating Activities              (9,107)        (11,919)       (739,871)
                                                             -----------     -----------     -----------
Cash Flows Provided by/(Used for) Investing
Activities
   Capital expenditures                                                0               0        (520,761)
   Proceeds from disposal of property and equipment                    0               0         316,641
                                                             -----------     -----------     -----------
Net Cash Provided by/(Used for) Investing Activities                   0               0        (204,120)
                                                             -----------     -----------     -----------
Cash Flows Provided by/(Used for) Financing
Activities
  Proceeds from loans                                              8,900          10,900       1,435,467
  Loan principal payments                                              0            (911)       (531,018)
  Proceeds from issuance of common stock                               0               0          39,791
                                                             -----------     -----------     -----------
Net Cash Provided by/(Used for) Financing Activities               8,900           9,989         944,240
                                                             -----------     -----------     -----------
           Net Increase/(Decrease) in Cash                          (207)         (1,930)            249

Beginning Cash Balance                                       $       456     $     2,386     $         0
                                                             -----------     -----------     -----------
Ending Cash Balance                                          $       249     $       456     $       249
                                                             ===========     ===========     ===========
Supplemental disclosures
    Cash paid for interest                                   $         0     $         0     $   216,129
                                                             ===========     ===========     ===========
Non-cash financing activities
    Issued shares of common stock in
    satisfaction of debt                                     $         0     $         0     $   700,000
                                                             ===========     ===========     ===========

                 See accompanying notes to financial statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

         The Company is in the development stage and is exploring new ideas for its planned principal operations. During 1997, and in prior years, the Company earned revenues primarily from consulting fees.

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2003 and 2002 [continued]



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[CONTINUED]

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


NOTE 2   PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                    2003           2002
                                                 ----------     ----------
              Office Furniture & Equipment       $   59,164     $   59,164
              Less: Accumulated Depreciation        (58,897)       (58,576)
                                                 ----------     ----------
              Net Property and Equipment         $      267     $      588
                                                 ==========     ==========

         Depreciation expense was $321 and $321 for 2003 and 2002, respectively.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2003 and 2002 [continued]


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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2003 and 2002 [continued]


NOTE 3   RELATED-PARTY TRANSACTIONS [CONTINUED]

         (B)    Payable to Shareholders

         The amount payable to shareholders includes unsecured balances due to two individuals who are also shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans bear interest at the rate of the Wall Street Journal Prime plus 2%. Each loan has been evidenced by a note. The original notes have been superceded to provide for compounding of interest and extending maturity dates. Principal and interest are due at maturity with no penalty for prepayment. Below is a summary of the outstanding balance due as of December 31, 2003.


                                   Additional
         Principal     Interest     Interest
          Balance     Compounded    Accrued       Total       Maturity Date
         ----------   ----------   ----------   ----------   ----------------

         $  181,060   $  207,275   $      562   $  388,897   January 1, 2005
             10,890       75,386        4,857       91,133   February 1, 2005
         $  191,950   $  282,661   $    5,419   $  480,030   Total

         The first note is payable to the Company's president. On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan. On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash. The Company paid an additional principal reduction of $20,000 on October 16, 1996. Since 1996, additional advances of approximately $102,900 have been made to the Company to pay operating, general and administrative expenses.

         The second note is payable to another investor. This was originally an unsecured note payable to two other individuals. Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994. During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000. On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining principal plus interest. In February, 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company. A series of new notes have been written naming those individuals and compounded interest through February 1, 2004. The Company has recorded accrued interest on this note through December 31, 2003.

         (C)    Related Party Receivable

         In 2003 the Company made no payments to related parties. In January of 2002 the Company paid professional fees of $911 on behalf of a related party. The related party shares common ownership and management with the Company. The advance is receivable on demand, is unsecured, and bears no interest.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2003 and 2002 [continued]


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


NOTE 7   LIQUIDITY

         The Company has incurred losses from inception amounting to $1,221,394, has a net working capital deficit, and has no operating revenue source as of December 31, 2003. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include developing the business purpose, as discussed in NOTE 12, and keeping the corporation in good standing for the foreseeable future.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2003 and 2002 [continued]


NOTE 8   OPERATING LEASES

         Effective   October  1,  1994,  the  Company  entered  into  two  lease agreements for office space. The lease agreements were canceled during 1995 by mutual agreement of the parties.


NOTE 9   ACCOUNTING FOR TAXES

         The Company applies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences. Net operating loss carry forward amounts expire at various times through 2023.

         Deferred tax assets              Balance        Tax        Rate
         -------------------            ----------   ----------   ----------
         Loss carryforward              $1,221,394   $  427,488      35%
         Valuation allowance                           (427,488)
                                                     ----------
         Deferred tax asset                          $        0
                                                     ==========

         This valuation allowance has increased $12,714 over the prior year amount of $414,774.


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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                     December 31, 2003 and 2002 [continued]


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

         The Company has not been successful in identifying suitable merger and/or acquisition candidates. While the Company continues to believe that this strategy will forward the business of the Company rapidly, because our several business models are conceptual only and without an operating history, our merger/acquisition activities have not been received favorably. While the Company will continue its search for viable and suitable merger and/or acquisition candidates for the foreseeable future, the Company cannot delay the implementation of any part of its business plan any longer. Accordingly, the company will immediately seek debt/equity or a combination of debt/equity financing to create and launch the Rights Financing subsidiary as more fully described in Part I, Item I "Description of Business" of the Company's 10-KSB annual report.


NOTE 13  ISSUANCE OF STOCK

         On January 9, 1998, the Board of directors approved a motion to issue 3,000,000 shares of Rule 144 stock to a trust in the name of the president in consideration for the transfer of all rights, title, and interest in the new business plan noted above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the director and executive officer of Gameplan, Inc. and his age and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME                     AGE         POSITION

Robert G. Berry          68          Chief Executive Officer, President,
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

         During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

         No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year except that Mr. Berry has never filed an initial Form 3 Statement of Beneficial Ownership of Securities.

         The Company does not currently have a standing audit, ethics or nominating committee nor has the Company adopted a Code of Ethics. There is currently only 1 part time employee, our Chief Executive Officer whose background is as an attorney. We anticipate forming the required committees and adopting a Code of Ethics when and if we are successful in implementing our plan of operation and employing additional personnel.


ITEM 10. EXECUTIVE COMPENSATION

         For several years, we have not paid any cash compensation to our executive officers. The only form of compensation paid to our executive officers for the development of the New Plan has been the issuance of shares of our common stock. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         Until we have sufficient capital or revenues, Mr. Berry will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Mr. Berry will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on his then level of time devoted to Gameplan, Inc. and the scope of his responsibilities. At the appropriate time, consideration will be given to bonus compensation to Mr. Berry for the development of the New Plan. Until we enter into an employment agreement, we may use additional shares of common stock to compensate Mr. Berry. In addition, we may use common stock to compensate others for services to the Company.

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

OTHER COMPENSATION ARRANGEMENTS

         The Company does not currently have any other form of compensation arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 22, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                             NUMBER OF     PERCENTAGE
                                              SHARES           OF
         NAME OF PERSON OR GROUP              OWNED *      OWNERSHIP
         -----------------------            ----------     ----------
         Robert G. Berry (1)                 9,522,000          62.5%
         Jon T. Jenkins (2)                  3,064,000         20.12%

         All executive officers and
         directors as a group (one person)   9,522,000          62.5%

_________________

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 15, 2004, which number of shares is 15,225,000.

         (1) Mr. Berry's address is 3701 Fairview Road Reno, Nevada 89511. The Robert G. Berry Trust holds the shares. Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.
         (2) Mr. Jenkins address is 5717 East Almeda Court, Cave Creek, AZ 85331. Jon T. Jenkins owns 2,674,000 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 390,000 shares held in trust for family members


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Note

         On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date. The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%. During 1999, Mr. Berry advanced the Company $17,600. A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company. The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superceded all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note, in the total amount of $360,521 after calculating additional advances, to Jan. 1, 2005. The entire unpaid principal and interest is due at maturity.

Jon Jenkins Promissory Note

         As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36. The note replaced and supercedes all previous notes of the Company payable to Jon or April Jenkins. The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. This note was renewed to include accrued interest in the total amount of $83,713 and is due on Feb. 1, 2005. Jon Jenkins is the beneficial owner of approximately 20% of the issued and outstanding shares of the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

         Exhibit Number       Name of Exhibit

             31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

             31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

             32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

         (1) Filed herewith

b.  Reports on Form 8-K

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $4,255 for the fiscal year ended December 31, 2003 and $4,171 for the fiscal year ended December 31, 2002 to Mantyla McReynolds, our current independent accountants.


Audit-Related Fees

         None


Tax Fees

         The company paid tax preparation fees totaling $350 for the fiscal year ended December 31, 2003 and $300 for the fiscal year ended December 31, 2002 to Mantyla McReynolds, our current independent accountants.


All Other Fees

         None


Audit committee policies & procedures

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             (Registrant)  GAMEPLAN, INC.

                                      By:  /s/ Robert G. Berry
                                           ----------------------
                                           Robert G. Berry, Chief Executive
                                           Officer

                                    Date:  March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                         Title                         Date
  -------------------     -----------------------------------     --------------

  /s/ Robert G. Berry     President, Chief Executive Officer,     March 26, 2004
  -------------------     Secretary, Director and Chief
  Robert G. Berry         Financial Officer