Form 10QSB
period 2004-03-31
GAMEPLAN INC
filed 2004-05-11
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

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

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS
                                                            Unaudited
                                                            March 31,
                                                              2003
                                                           -----------

Current Assets
  Cash                                                     $     9,310
  Account receivable                                               911
                                                           -----------
           Total Current Assets                                 10,221

Equipment, net                                                     508
                                                           -----------
TOTAL ASSETS                                               $    10,422
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                      $     3,625
                                                           -----------
          Total Current Liabilities                              3,625

Long-term liabilities
      Notes payable                                            497,091
                                                           -----------
          Total Liabilities                                    500,716

 Stockholders' Equity
     Common stock                                               15,225
     Additional paid in capital                                727,566
     Accumulated deficit during development stage           (1,233,085)
                                                           -----------
          Total Stockholders' Equity                          (490,294)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    10,422
                                                           ===========


                             See accompanying notes

                                 GAMEPLAN, INC.
                         [A Development Stage Company]
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                  For the Three     For the Three       Inception
                                   Months Ended      Months Ended        through
                                  March 31, 2004    March 31, 2003    March 31, 2004
                                  --------------    --------------    --------------
Revenues                          $            0    $            0    $      932,244

General and administrative
  expense                                  4,631             3,511         2,028,110
                                  --------------    --------------    --------------
Operating Loss                            (4,631)           (3,511)       (1,095,866)

Interest income                                0                 0            16,064
Interest expense                          (7,061)           (6,730)         (522,642)
Gain/(loss) on asset sales                     0                 0           (29,477)
Income taxes                                   0                 0            (1,164)
                                  --------------    --------------    --------------
Net Loss before extraordinary     $      (11,692)   $      (10,241)   $   (1,633,085)

Extraordinary gain, net                        0                 0           400,000
                                  --------------    --------------    --------------
Net Loss                          $      (11,692)   $      (10,241)   $   (1,233,085)
                                  ==============    ==============    ==============

Net Loss per Share                $        (0.01)   $        (0.01)   $        (0.16)
                                  ==============    ==============    ==============

Weighted Average Number of
  Shares Outstanding                  15,225,000        15,225,000         7,492,083
                                  ==============    ==============    ==============


                             See accompanying notes

                                 GAMEPLAN, INC.
                         [A Development Stage Company]
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 For the Three     For the Three       Inception
                                                  Months Ended      Months Ended        through
                                                 March 31, 2004    March 31, 2003    March 31, 2004
                                                 --------------    --------------    --------------
Cash Flows from Operating Activities:
  Net Loss                                       $      (11,692)   $      (10,241)   $   (1,233,086)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
  Depreciation                                               67                80           174,445
  Notes issued for interest                                   0                 0            59,588
  Notes issued for accrued interest                           0                 0            49,589
  Loss on disposal of assets                                  0                 0            29,477
  Stock issued for expenses                                   0                 0             3,000
  Increase in accrued expenses                           10,686             9,606           176,177
                                                 --------------    --------------    --------------
Net Cash Flows from Operating Activities                   (939)             (555)         (740,810)

Cash Flows from Investing Activities:
  Advance to related party                                    0                 0              (911)
  Purchase of property                                        0                 0          (520,761)
  Proceeds from disposal of property                          0                 0           316,641
                                                 --------------    --------------    --------------
Net Cash Flows from Investing Activities                      0                 0          (205,031)

Cash Flows from Financing Activities
  Loan proceeds                                          10,000             1,000         1,445,467
  Issued stock for cash                                       0                 0            39,791
  Payments on loans                                           0                 0          (530,107)
                                                 --------------    --------------    --------------
Net Cash from Financing Activities                       10,000             1,000           955,151

Net Increase (Decrease) in Cash                           9,061               445             9,310
Beginning Cash Balance                                      249               456                 0
                                                 --------------    --------------    --------------
Ending Cash Balance                              $        9,310    $          901    $        9,310
                                                 ==============    ==============    ==============

                             See accompanying notes

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004



PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

         There have been no material developments in the business plan, implementation of the business plan, or financial condition of the Company since its last report on Form 10-KSB for the Year Ended December 31, 2003.

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

         All proposed services of the Company are to be developed and provided to the consumer based upon strict adherence to a business and professional model developed by Mr. Berry. This model, known as "integrative law/integrative dispute resolution techniques," is the subject of a new book authored by Mr. Berry titled "Beneath The Gavel." A preview of the new e-book may be viewed at http://www.successdna.com/beneath_the_gavel.html

         Reference is made to the full summary of the New Plan, which is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

         Since announcement of the New Plan, there have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented, and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.
Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


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


                                               GAMEPLAN, INC.

Date:  May 10, 2004                            /s/ Robert G. Berry
                                               -------------------
                                               Robert G. Berry,
                                               President and Director