Form 10QSB
period 2004-06-30
GAMEPLAN INC
filed 2004-08-10
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2004 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

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

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Condensed Consolidated Balance Sheet


                                     ASSETS
                                                         Unaudited
                                                          June 30,
                                                           2004
                                                        -----------
Current Assets
   Cash                                                 $       470
   Account receivable                                           912
                                                        -----------
          Total Current Assets                                1,382

Equipment, net                                                  133
                                                        -----------
TOTAL ASSETS                                            $     1,515
                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                               0
                                                        -----------
          Total Current Liabilities                               0


Long-term liabilities
   Notes payable                                            502,908
                                                        -----------
          Total Liabilities                                 502,908

Stockholders' Equity
   Common stock                                              15,225
   Additional paid in capital                               727,566
   Accumulated deficit during development stage          (1,244,184)
                                                        -----------
          Total Stockholders' Equity                       (501,393)
                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     1,515
                                                        ===========


                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                         [A Development Stage Company]
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                             For the Three      For the Three
                                             Months Ended       Months Ended
                                             June 30, 2004      June 30, 2003
                                             -------------      -------------

Revenues                                     $           0      $           0

General and administrative expense                   6,782              1,509
                                             -------------      -------------
Operating Loss                                      (6,782)            (1,509)

Interest income                                          0                  0
Interest expense                                    (4,317)            (6,853)
Gain/(loss) on asset sales                               0                  0
Income taxes                                             0                  0
                                             -------------      -------------
Net Loss before extraordinary                $     (11,099)     $      (8,362)
Extraordinary gain, net                                  0                  0
                                             -------------      -------------
Net Loss                                     $     (11,099)     $      (8,362)
                                             =============      =============
Net Loss per Share                           $       (0.01)     $       (0.01)
                                             =============      =============

Weighted Average Number of
   Shares Outstanding                           15,225,000         15,225,000
                                             =============      =============


                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                      For the Six        For the Six         Inception
                                     Months Ended       Months Ended          through
                                     June 30, 2004      June 30, 2003      June 30, 2004
                                     -------------      -------------      -------------
Revenues                             $           0      $           0      $     932,244

General and administrative
   expense                                  11,413              5,020          2,034,892
                                     -------------      -------------      -------------
Operating Loss                             (11,413)            (5,020)        (1,102,648)

Interest income                                  0                  0             16,064
Interest expense                           (11,378)           (13,583)          (526,959)
Gain/(loss) on asset sales                       0                  0            (29,477)
Income taxes                                     0                  0             (1,164)
                                     -------------      -------------      -------------
Net Loss before extraordinary        $     (22,791)     $     (18,603)     $  (1,644,184)
Extraordinary gain, net                          0                  0            400,000
                                     -------------      -------------      -------------
Net Loss                             $     (22,791)     $     (18,603)     $  (1,244,184)
                                     =============      =============      =============

Net Loss per Share                   $       (0.01)     $       (0.01)     $       (0.16)
                                     =============      =============      =============

Weighted Average Number of
   Shares Outstanding                   15,225,000         15,225,000          7,587,551
                                     =============      =============      =============


                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         For the Six        For the Six         Inception
                                                        Months Ended       Months Ended          Through
                                                        June 30, 2004      June 30, 2003      June 30, 2004
                                                        -------------      -------------      -------------
Cash Flows Used for Operating Activities:
   Net Loss                                             $     (22,791)     $     (18,603)     $  (1,244,185)
   Adjustments to reconcile net loss to
      net cash used for operating activities:
   Depreciation                                                   134                160            174,512
   Notes issued for interest                                        0                  0            109,177
   Stock issued for expenses                                        0                  0              3,000
   Loss on disposal of assets                                       0                  0             29,477
   Increase in Accrued Interest Payable                        11,378             13,584            176,869
                                                        -------------      -------------      -------------
Net Cash Flows Used for Operating Activities                  (11,279)            (4,859)          (751,150)


Cash Flows Used for Investing Activities:
   Advance to related party                                         0                  0               (911)
   Purchase of property                                             0                  0           (520,761)
   Proceeds from disposal of property                               0                  0            316,641
                                                        -------------      -------------      -------------
Net Cash Flows Used for Investing Activities                        0                  0           (205,031)

Cash Flows Provided by Financing Activities
   Loan proceeds                                               11,500              5,000          1,446,967
   Issued stock for cash                                                                             39,791
   Payments on loans                                                0                  0           (530,107)
                                                        -------------      -------------      -------------
Net Cash Flows Provided by Financing Activities                11,500              5,000            956,651

Net Increase (Decrease) in Cash                                   221                141                470
Beginning Cash Balance                                            249                456                  0
                                                        -------------      -------------      -------------
Ending Cash Balance                                     $         470      $         597      $         470
                                                        =============      =============      =============

                             SEE ACCOMPANYING NOTES

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004


PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.



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

                                              GAMEPLAN, INC.

Date:  August 10, 2004                        /s/ Robert G. Berry
                                              ----------------------
                                              Robert G. Berry,
                                              President and Director