Form 10QSB
period 2004-09-30
GAMEPLAN INC
filed 2004-11-12
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                               PAGE

PART I

  ITEM 1.    FINANCIAL STATEMENTS                                       3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             8
  ITEM 3.    CONTROLS AND PROCEDURES                                    9

PART II

  ITEM 1.    LEGAL PROCEEDINGS                                          9
  ITEM 2.    CHANGES IN SECURITIES                                     10
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                           10
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       10
  ITEM 5.    OTHER INFORMATION                                         10
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                          10

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS
                                                                September 30,
                                                                    2004
                                                                -------------
Current Assets
     Cash                                                       $       1,256
                                                                -------------
Total Current Assets                                                    1,256

Property and Equipment
     Property and equipment                                            59,164
     Less: Accumulated Depreciation                                   (59,097)
                                                                -------------
Net Property and Equipment                                                 66
Other Assets

     Related party receivable                                             911
                                                                -------------
TOTAL ASSETS                                                    $       2,233
                                                                =============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Current Liabilities                                        $        --
                                                                -------------
Total Current Liabilities                                                --

Long-Term Liabilities
     Payable to Shareholders                                          517,919
                                                                -------------
Total Long-Term Liabilities                                           517,919

Total Liabilities                                                     517,919

Stockholders' Deficit
     Common Stock -- $.001 par value; 40,000,000
       shares authorized; 15,225,000 issued and
       outstanding at December 31, 2003                                15,225
     Additional paid-in capital                                       727,566
     Accumulated deficit during the development stage              (1,258,477)
Total Stockholders' Deficit                                          (515,686)
                                                                -------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                       $       2,233
                                                                =============

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                            For the Three     For the Three
                                            Months Ended      Months Ended
                                            September 30,     September 30,
                                                2004              2003
                                            -------------     -------------
Revenues                                    $        --       $        --

General and admin. Expense                          5,282             2,661
                                            -------------     -------------

Operating Loss                                     (5,282)           (2,661)

Interest income                                      --                --
Interest expense                                   (9,011)           (6,964)
Gain/(loss) on asset sales                           --                --
Income taxes                                         --                --
                                            -------------     -------------

Net Loss before extraordinary                     (14,292)           (9,625)
Extraordinary gain, net                              --                --

                                            -------------     -------------
Net Loss                                    $     (14,292)    $      (9,625)
                                            =============     =============

Net Loss per share                          $       (0.01)    $       (0.01)

Weighted Average Number
  of shares outstanding                        15,225,000        15,225,000

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                    For the Nine      For the Nine        Inception
                                    Months Ended      Months Ended         Through
                                    September 30,     September 30,     September 30,
                                        2004              2003              2004
                                    -------------     -------------     -------------
Revenues                            $        --       $        --       $     932,244

General and admin. Expense                 16,694             7,681         2,040,174
                                    -------------     -------------     -------------

Operating Loss                            (16,694)           (7,681)       (1,107,930)

Interest income                              --                --              16,064
Interest expense                          (20,389)          (20,547)         (535,970)
Gain/(loss) on asset sales                   --                --             (29,477)
                                    -------------     -------------     -------------

Net other income expense                  (37,083)          (28,228)       (1,657,313)

Income taxes                                 --                --              (1,164)
                                    -------------     -------------     -------------

Net Loss before extraordinary             (37,083)          (28,228)       (1,658,477)
Extraordinary gain, net                      --                --             400,000

                                    -------------     -------------     -------------
Net Loss                            $     (37,083)    $     (28,228)    $  (1,258,477)
                                    =============     =============     =============

Net Loss per share                  $       (0.01)    $       (0.01)

Weighted Average Number
  of shares outstanding                15,225,000        15,225,000


                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      For the Nine      For the Nine        Inception
                                                      Months Ended      Months Ended         Through
                                                      September 30,     September 30,     September 30,
                                                          2004              2003              2004
                                                      -------------     -------------     -------------
Cash Flow Used for Operating Activities
     Net Loss                                         $     (37,083)    $     (28,228)    $  (1,258,477)
Adjustments to Reconcile net loss to
  net cash used for operating activites:
     Depreciation                                               201               214           174,579
     Notes issued for interest                                 --                               109,177
     Stock issued for expenses                                 --                                 3,000
     Loss on disposal of assets                                --                                29,477
     Decrease in Accrued Interest Payable                    (1,089)           20,548           164,402
                                                      -------------     -------------     -------------
Net Cash Flows Used for Operating Activities                (37,971)           (7,466)         (777,842)

Cash Flows used for Investing Activities
     Capital expenditures                                      --                --            (520,761)
     Proceeds from disposal of property                        --                --             316,641
                                                      -------------     -------------     -------------
Net Cash Flows Used for Investing Activities                   --                --            (204,120)

Cash Flows used for Financing Activities
     Loan proceeds                                           38,977             7,100         1,474,444
     Issued stock for cash                                     --                --              39,791
     Payments on loans                                         --                --            (531,018)
                                                      -------------     -------------     -------------
Net Cash Flows Used for Financing Activities                 38,977             7,100           983,217

Net Increase / (Decrease in cash                              1,007              (366)            1,256
Beginning Cash Balance                                          249               456              --

Ending Cash Balance                                   $       1,256     $          90     $       1,256
                                                      =============     =============     =============

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004



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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         During the quarter ended September 30, 2004 we began the development of the Company's web site. There have been no other material developments in the business plan, implementation of the business plan, or financial condition of the Company since its last report on Form 10-KSB for the Year Ended December 31, 2003.

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

         Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company. During the quarter ended September 30, 2004 the principal stockholder loaned the Company $6,000 to fund the business operations.

Directors

         During the quarter ended September 30, 2004 Mr. John Sien was appointed to our Board of Directors. In conjunction with his appointment the Company granted him an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share. The grant of option date was August 11, 2004.

         Mr. Sien, is currently Vice President, Strategic Alliances, for Micromuse, Incorporated of San Francisco, CA, a leading provider of business, network, security, and IT management solutions. Prior to joining Micromuse, Mr. Sien was President of Sien & Associates LLC, where he provided business planning, technology consulting, and investment sourcing services to Gameplan, Inc as well as economic development consulting services to the public sector. In addition, Mr. Sien has held executive and senior management positions at Hewlett Packard Company including Vice President, Corporate Accounts, Managing Principal, HP Consulting and Integration, and General Manager of Operations, Sales and Marketing for HP Components Group. Mr. Sien brings extensive executive management, general management, sales, and marketing experience to Gameplan's Board of Directors. He spent the majority of his career working in Silicon Valley. He is skilled in software, hardware, and services solutions in Information Technology, Network Technology, Business Processes, and Web Services. Mr. Sien has a Bachelors Degree in Electrical Technology with a Business Administration minor. He is a certified Business Retention and Expansion Consultant and member of BREI. He is also on the Advisory Board of the University Of Nevada College of Engineering.


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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


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

                                                  GAMEPLAN, INC.

Date:  November 12, 2004                          /s/ Robert G. Berry
                                                  ----------------------
                                                  Robert G. Berry,
                                                  President and Director