Form 10KSB
period 2004-12-31
GAMEPLAN INC
filed 2005-03-31
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

         Title of Class       Name of each exchange on which registered
              NONE                             NONE

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

         The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2004 was approximately $4,000. Because less than 40,000 shares of the Company's common stock has been sold within 60 days of December 31, 2004, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2005, the Company had outstanding was 15,225,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                               PAGE

PART I

  ITEM 1.    DESCRIPTION OF BUSINESS                                    4
  ITEM 2.    DESCRIPTION OF PROPERTY                                   15
  ITEM 3.    LEGAL PROCEEDINGS                                         15
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                          15

PART II

  ITEM 5.    MARKET FOR COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                               15
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION                                      17
  ITEM 7.    FINANCIAL STATEMENTS                                      21
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                    37
  ITEM 8A.   CONTROLS AND PROCEDURES                                   37
  ITEM 8B.   OTHER INFORMATION                                         37

PART III

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                       38
 ITEM 10.    EXECUTIVE COMPENSATION                                    40
 ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS      40
 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            41
 ITEM 13.    EXHIBITS                                                  42
 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                    42

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

         The  focus  of  the  several   business   plans  is  dedicated  to  the
satisfactory resolution of potential, threatened and actual conflict through products, services, information and proprietary technology.

         The mission of the several business plans is to provide efficient and "win-win" resolutions to conflict through a family of divergent companies representing a total available market "TAM" of approximately 40+% of the gross domestic product of the U.S. and to oversight each company within this business ecosystem with divergent thought and action, ethical boundless leadership, empowerment and learning models with fixed and controlled processes.

         So conceived, the Company is a conglomerate of products, services, information and proprietary technology and is referred to in the Company's Web site as "The Business Ecosystem."

         The Company anticipates that these proposed services will be developed and provided to the consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "Integrative Conflict Resolution" (ICR") is the subject of a book titled "Beneath the Gavel" and authored by Mr. Berry. The new e-book book has two parts. The first part focuses on the present sick system of resolving conflict with attorneys and is particularly critical of the manner in which conflict is resolved with attorneys and insurance companies. The focus of the second part is to offer specific educational, licensing, special interest, court and/or legislative reforms together with win-win action plan practice solutions, which is referred to in the Company's Web site as "Public Ecosystem."

         Since announcement, there have been no material developments in the business plan other than the completion of the Company's web site (http://conflictcare.com/). No elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon entering into agreements and alliances with appropriate merger and/or acquisition candidates such as lending and financial service providers, insurance providers, and other appropriate compatible companies. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company more fully set forth in the "Risk Factors" section below.

Summary of the New Plan

         Under the New Plan, the Company will seek either debt, equity or a combination of debt/equity financing to launch the new plan in very defined and specific steps all with appropriate benchmarks and monuments and/or strategic alliances such as mergers and/or acquisitions to develop in multiple phases a finance company, two insurance companies, two companies having a membership component for plaintiff and defense legal services, a third-party escrow company, and two legal-related Internet companies. The Company intends to adhere strictly to the certain business and professional model of Integrative Conflict Resolution Techniques, which has been expounded in the recently published book, authored by Robert G. Berry the Company's President.

         The Company's "Integrative Conflict Resolution" consist of the ability of clients to choose quality insurance and financial service companies together with competent ethical lawyers having access to state-of-the-art technology and committed to a new methodology combining the best aspects of traditional conflict resolution coupled with time-tested alternative dispute resolutions "ADR," educational and special interest reforms, court reforms, practice reforms, digital communications, electronic research, adding value to every dispute within a collegial environment and a level financial and informational playing field.

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

         The Company's plan of operation for the next 12 months is to fund the basic requirements of the parent and foregoing subsidiaries to be formed, to seek appropriate financing to further its merger and/or acquisition strategy and to implement mergers and/or acquisitions.

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

         The Company will have the unique ability to amass data from any subsidiary. By employing computing techniques such as pattern association, artificial intelligence, pattern matching, hypothesis testing, data clustering, genetic algorithms and other computational techniques collectively referred to as "Data Mining," the Company will be able to "drill" through the data. This Data Mining will enable the Company to monitor subsidiary performance, fiscal accountability, the success of multi-subsidiary marketing efforts, to identify and respond to rapid market changes and to comply with state and federal regulations.

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

Subsidiary 8-Knowledge Banks of Value-Added Solutions and Legal Briefs

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

Patents, Service Marks, Domain Names and Licenses

Service Marks

         The Company has applied for the following service marks. The notation "sm" means a U.S. Patent and service mark that has been applied for and approval is pending. Because of the lack of activity the U.S. Patent Office has classified these service marks as "Dead". Accordingly, the marks are not current and there can be no assurance that they will be re-issued at any time in the future.

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

         o    conflictcare.com - The parent company's primary business website.

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

Charitable Affiliates

         The "Integrative Law Forum" is a 501(c)(3) public charity dedicated to the teaching, practice and public awareness of integrative conflict resolution and is funded by public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm. Robert G. Berry is the sole officer and director of the foundation. Since inception this foundation has not received any funds. Because of the lack of any substantial activity for more than three years, the designation of this charity may be changed to a private foundation. The Company is currently exchanging correspondence with the IRS on this issue and is viewed by the IRS as a "presumptive public charity."

         The "Program of Legal Assistance" is a 501(c)(3) public charity dedicated to providing pro-bono legal services and the enforcement of public sector laws and is funded by public and private donations and 5% of the pre-tax profits of both the Rights financing bank and the property/casualty/workman/s compensation insurance company. Robert G. Berry is the sole officer and director of the foundation. . Since inception this foundation has not received any funds. Because of the lack of substantial activity for more than three years, the designation of this charity may be changed to a private foundation. The Company is currently exchanging correspondence with the IRS on this issue and is viewed by the IRS as a "presumptive public charity."


ITEM 2.  DESCRIPTION OF PROPERTY

         The corporate office and telephone number for the Company are the personal residence and telephone number of Mr. Robert G. Berry, currently the sole officer and principal shareholder of the Company.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any threatened or pending legal action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders during the fiscal year 2004.



                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GPLA" and quoted in the pink sheets published by the National Quotations Bureau.

         Our common shares are designated as "penny stock" and thus may be more illiquid. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange
Act), which regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

         The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders. The last reported sale of our unrestricted common stock was on March 23, 2005 at a price of $0.20.

         As of March 27, 2005, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In 2004, Mr. Jon Jenkins, the second largest shareholder of the Company purchased the 1,200,000 shares of stock owned by the Nation of the Menominee Tribe of Wisconsin for the cash sum of Fifty Thousand Dollars ($50,000.00).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

Plan of Operation

         Since announcement of the New Business Plan, which is set forth in Item
1. Description of Business located elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 there have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented except for the completion of the Company's website (http://conflictcare.com/), and the Company has no revenues from business operations. The Company is in the process of actively seeking merger and/or acquisitions of existing companies. These merger and acquisition activities are contingent on the Company's ability to raise substantial amounts of capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Such acquisitions may create business opportunities for the Company completely unrelated to the New Plan. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section below of this Annual Report.

         There may be market or other barriers to entry or unforeseen factors, which could render the New Plan to be not feasible. Accordingly, the Company may refine, rewrite, or abandon some or all elements of the New Plan, which might benefit the Company and its shareholders.

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

         We have an unproven and untested business plan only. You should consider our business and prospects in light of the risks and uncertainties encountered by technology companies in evaluating whether to invest in our Company. There are many reasons why we may not be successful in implementing our strategy including but not limited to:


         o Significant funding will be required to implement its merger and/or acquisition strategy when it does not have existing cash flow, and the worth of the ideas cannot be proven without funding.

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

         For the fiscal year ended December 31, 2004 we had a net loss of $45,212 and an accumulated deficit of $1,266,605. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services and the successful and timely introduction of new products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

         Our growth strategy includes mergers and/or acquisitions and/or the formation, development, staffing and financing of a family of electronically interconnected legal service, financial, and insurance companies. The Company and its proposed subsidiaries will not be viable without significant equity and/or debt financing. We are currently exploring alternatives to fulfill these requirements, including the sale of debt or equity securities together with private investment company funds to support its merger and acquisition activities but cannot assure that financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be unable to implement the New Plan and the family of service subsidiaries contemplated by the plan. We may be required to take other actions that may lessen the value of our Common Stock, including borrowing money on terms that are not favorable to us. If we raise the needed funds through the sale of additional shares of our Common Stock or securities convertible into shares of our Common Stock dilution to current stockholders may result.

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

New Accounting Pronouncements

         Gameplan does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Gameplan's results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                                 GAMEPLAN, INC.
              Including the accounts of its wholly-owned subsidiary
                                 Gameplaninc.com
                          [A Development Stage Company]


 Report of Independent Registered Public Accounting Firm & Financial Statements

                                December 31, 2004

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                          PAGE

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheet -- December 31, 2004                            F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003, and for the Period from Inception
[April 27, 1984] through December 31, 2004                                 F-3

Consolidated Statements of Stockholders' Equity/(Deficit)
for the Years Ended December 31, 2004 and 2003, and for the
Period from Inception [April 27, 1984] through December 31, 2004           F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003, and for the Period from Inception
[April 27, 1984] through December 31, 2004                                 F-6

Notes to Financial Statements                                              F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GamePlan, Inc.

We have audited the consolidated balance sheet of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003, and the period from inception through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements. We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2004, and the results of operations and cash flows for the years ended December 31, 2004 and 2003, and for the period from inception [April 27, 1984] through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GamePlan, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced recurring losses from operations since its inception and has a net working capital deficiency which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah
March 15, 2005

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                                December 31, 2004



                                     ASSETS
Current Assets
     Cash                                                           $       376
                                                                    -----------
Total Current Assets                                                        376

Fixed Assets
     Property & Equipment                                                 1,604
         Accumulated Depreciation                                        (1,604)
                                                                    -----------
Total Fixed Assets                                                         --

Total Assets                                                        $       376
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities                                                        --
                                                                    -----------
Total Current Liabilities                                                  --

Long-Term Liabilities
     Payable to Shareholder - Note 3                                    524,191
                                                                    -----------
Total Long-Term Liabilities                                             524,191
                                                                    -----------

Total Liabilities                                                       524,191

Stockholders' Equity
     Common stock, $.001 par value,
        40,000,000 shares authorized, 15,225,000
        issued and outstanding                                           15,225
     Additional Paid in Capital                                         727,566
     Deficit accumulated during development stage                    (1,266,605)
                                                                    -----------
Total Stockholders' Equity                                             (523,814)
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $       376
                                                                    ===========


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2004 and 2003
  and for the Period from Inception [April 27, 1984] through December 31, 2004


                                                For the Year     Four Months
                                                   ended            ended
                                                December 31,     December 31,     Inception to
                                                    2004             2003           12/31/04
                                                ------------     ------------     ------------
Revenues
     Consulting fees - Note 3                   $       --       $       --       $    768,042
     Commissions - Note 4                               --               --            137,034
     Other Income - Note 6                              --               --             27,168
                                                ------------     ------------     ------------
Total Revenue                                           --               --            932,244
Expenses
     General and Administrative                       20,551            9,428        2,044,031
                                                ------------     ------------     ------------
Total Expenses                                        20,551            9,428        2,044,031
                                                ------------     ------------     ------------

Operating Loss                                       (20,551)          (9,428)      (1,111,787)

Other Income and Expenses
     Interest Income                                    --               --             16,064
     Interest Expense                                (24,661)         (26,897)        (540,241)
     Gain/(loss) on sale of assets - Note 6             --               --            (29,477)
                                                ------------     ------------     ------------
Total Other Income/(Expense)                         (24,661)         (26,897)        (553,654)
                                                ------------     ------------     ------------
Net Loss Before Taxes                                (45,212)         (36,325)      (1,665,441)
     Income Taxes                                       --               --              1,164
                                                ------------     ------------     ------------
Net Loss Before Extraordinary Items                  (45,212)         (36,325)      (1,666,605)
                                                ------------     ------------     ------------
Extraordinary Item
     "Lost Opprotunity" settlement - Note 10            --               --            400,000
                                                ------------     ------------     ------------
Net Income From Extraordinary Items                     --               --            400,000

Net (Loss)                                      $    (45,212)    $    (36,325)    $ (1,266,605)
                                                ============     ============     ============

Loss Per Share from continuing operations
     Before Extraordinary item                  $      (0.01)    $      (0.01)    $      (0.22)
     Extraordinary item                                 0.00             0.00             0.05
                                                ------------     ------------     ------------
Income/(Loss) per share                                (0.01)           (0.01)           (0.17)
                                                ============     ============     ============
Weighted Average Shares Outstanding               15,225,000       15,225,000        7,771,586


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
           Consolidated Statements of Stockholders' Equity/ (Deficit)
    For the Period From Inception [April 27, 1984] through December 31, 2004



                                                                  Additional                          Net
                                    Common          Common          Paid-in       Accumulated     Stockholders'
                                    Shares          Stock           Capital         Deficit          Equity
                                  -----------     -----------     -----------     -----------     ------------
Balance at Inception,
04/27/84                                    0     $         0     $         0     $         0     $          0
                                  -----------     -----------     -----------     -----------     ------------
Issued 750,000 shares of
  common stock for cash               750,000             750           2,250                            3,000

Issued 2,500,000 shares of
  common stock for cash             2,500,000           2,500          19,569                           22,069

Issued 29,250,000 shares of
 common stock for cash,
  12/31/91                         29,250,000          29,250                                           29,250

Reverse split [1 for 5] of
  32,500,000 shares of
  common stock outstanding        (26,000,000)        (26,000)         26,000                                0

Expenses of merger and stock
  issuance                                                            (17,028)                         (17,028)

Accumulated deficit from
  inception through 12/31/91                                                           (5,621)          (5,621)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1991          6,500,000           6,500          30,791          (5,621)          31,670

Net loss, 1992                                                                       (326,738)        (326,738)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1992          6,500,000           6,500          30,791        (332,359)        (295,068)

Issued 1,200,000 shares of
  restricted common stock
  in satisfaction of debt,
  December 31, 1993                 1,200,000           1,200         248,800                          250,000

Net loss, 1993                                                                       (305,062)        (305,062)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1993          7,700,000           7,700         279,591        (637,421)        (350,130)

Net loss, 1994                                                                       (306,974)        (306,974)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1994          7,700,000           7,700         279,591        (944,395)        (657,104)
                                  -----------     -----------     -----------     -----------     ------------


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
           Consolidated Statements of Stockholders' Equity/ (Deficit)
    For the Period From Inception [April 27, 1984] through December 31, 2004
                                  [continued]



                                                                  Additional                          Net
                                    Common          Common          Paid-in       Accumulated     Stockholders'
                                    Shares          Stock           Capital         Deficit          Equity
                                  -----------     -----------     -----------     -----------     ------------
Net loss, 1995                                                                       (215,677)        (215,677)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1995          7,700,000           7,700         279,591      (1,160,072)        (872,781)

Issued 4,500,000 shares of
 common stock in satisfaction
 of debt, October 7, 1996           4,500,000           4,500         445,500                          450,000

Net income, 1996                                                                      277,209          277,209
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1996         12,200,000          12,200         725,091        (882,863)        (145,572)

Net loss, 1997                                                                        (46,264)         (46,264)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1997         12,200,000          12,200         725,091        (929,127)        (191,836)

Issued 3,000,000 shares of
common stock for R&D                3,000,000           3,000                                            3,000

Net loss, 1998                                                                        (47,807)         (47,807)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1998         15,200,000          15,200         725,091        (976,934)        (236,643)

Issued 25,000 shares of
common stock for cash                  25,000              25           2,475                            2,500

Net loss, 1999                                                                        (46,310)         (46,310)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 1999         15,225,000          15,225         727,566      (1,023,244)        (280,453)

Net loss, 2000                                                                        (77,320)         (77,320)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 2000         15,225,000          15,225         727,566      (1,100,564)        (357,773)

Net loss, 2001                                                                        (49,232)         (49,232)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 2001         15,225,000          15,225         727,566      (1,149,796)        (407,005)

Net loss, 2002                                                                        (35,273)         (35,273)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 2002         15,225,000          15,225         727,566      (1,185,069)        (442,278)

Net loss, 2003                                                                        (36,325)         (36,325)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 2003         15,225,000          15,225         727,566      (1,221,394)        (478,603)

Net loss, 2004                                                                        (45,212)         (45,212)
                                  -----------     -----------     -----------     -----------     ------------
Balance, December 31, 2004         15,225,000          15,225         727,566      (1,266,605)        (523,814)
                                  ===========     ===========     ===========     ===========     ============


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2004 and 2003
  and for the Period from Inception [April 27, 1984] through December 31, 2004


                                                                For the Year    For the Year
                                                                   ended            ended       Inception to
                                                                December 31,    December 31,    December 31,
                                                                    2004            2003            2004
                                                                ------------    ------------    ------------
Cash Flows From Operating Activities
     Net Loss                                                   $    (45,212)   $    (36,325)   $ (1,266,606)
     Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
     Depreciation                                                        267             321         174,645
     Bad debt expense                                                    911            --               911
     Notes issued in exchange for interset expense                      --              --            59,588
     Notes issued in exchange for accrued interest                      --              --            49,589
     Issued common stock for development cost - Note - 13               --              --             3,000
     Loss/(gain) on disposal of property & Equipment                    --              --            29,477
     Increase/(decrease) in accrued interest                          24,661          26,897         190,152
                                                                ------------    ------------    ------------
        Net Cash Provided by/(Used for) Operating Activities         (19,373)         (9,107)       (759,244)
Cash Flows Provided by/(used) From Investing Activities
     Capital expeditures                                                --              --          (520,761)
     Proceeds from disposal of property and equipment                   --              --           316,641
                                                                ------------    ------------    ------------
Net Cash Provided by/(Used for) Investing Activities                    --              --          (204,120)
Cash Flows provided by/(Used for) Financing Activities
     Proceeds from loans                                              19,500           8,900       1,454,967
     Loan principal payments                                            --              --          (531,018)
     Proceeds from the issuance of common stock                         --              --            39,791
                                                                ------------    ------------    ------------
Net Cash Provided by/(Used for) Financing Activities                  19,500           8,900         963,740
        Net increase/(Decrease) in cash                                  127            (207)            376
Beginning Cash Balance                                                   249             456            --
                                                                ------------    ------------    ------------
Ending Cash Balance                                             $        376    $        249    $        376
                                                                ============    ============    ============
Supplemental Discloser of Cash Flow Information:
     Cash paid during the year for Interest                     $       --      $       --      $       --


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

         On September 22, 1999, the Company created a wholly-owned subsidiary, in the State of Nevada, under the name "Gameplaninc.com". The Company resolved that it will transfer, assign, or convey all assets, liabilities and operations to the subsidiary at an appropriate time. As of the date of this report, nothing has been conveyed. The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of GamePlan, Inc. and its subsidiary. All significant inter-company transactions have been eliminated. The following summarizes the more significant of such policies:

         (B)    Cash

         Cash consists of cash on deposit in commercial banks. As of December 31, 2004, the Company had $376 in cash deposits.

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

         (F)    Impact of New Accounting Standards

         Recently Enacted Accounting Standards - In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ended November 30, 2004.

NOTE 2   PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                 2004       2003
                                               --------   --------
         Office Furniture & Equipment          $  1,604   $ 59,164
         Less:  Accumulated Depreciation         (1,604)   (58,897)
                                               --------   --------
         Net Property & Equipment              $      -   $    267
                                               ========   ========

         Depreciation expense was $267 and $321 for 2004 and 2003, respectively. In 2004 office furniture and equipment totaling $57,560 were disposed. The disposed assets were fully depreciated and no gain or loss was recognized.

NOTE 3   RELATED-PARTY TRANSACTIONS

         A)     Contracts

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 3   RELATED-PARTY TRANSACTIONS [continued]

         Also, as a part of the agreement mentioned above, the Indian tribe loaned the Company $250,000 at an interest rate of prime plus 2% and the Indian tribe was granted an option to purchase 1,200,000 shares of the Company's common stock for $250,000. On December 30, 1993, the
         Indian tribe exercised its option to purchase the stock. In consideration for the stock, the Indian tribe canceled its loan to the Company. The Company further represented to the tribe that it did not intend, at the time of the transaction, to issue further shares, warrants or options, except by registration under the 1933 Securities Act, and that the shares issued to the Indian tribe would be registered by the Company within two years, or when it registered any additional shares for issuance or sale that is subject to underwriter approval. The termination of the above-referenced agreement does not affect this portion of the agreement.

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 3   RELATED-PARTY TRANSACTIONS [continued]

         (B)    Payable to Shareholders

         The amount payable to shareholders includes unsecured balances due to two individuals who are also shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans bear interest at the rate of the Wall Street Journal Prime plus 2%. Each loan has been evidenced by a note. The original notes have been superseded to provide for compounding of interest and extending maturity dates. Principal and interest are due at maturity with no penalty for prepayment. Below is a summary of the outstanding balance due as of December 31, 2004.

                                    Additional
         Principal     Interest      Interest                      Maturity
          Balance     Compounded     Accrued        Total            Date
         ---------    ----------    ----------    ---------    ----------------
         $ 167,510    $  240,325    $   23,300    $ 431,135    January 1, 2006
            10,890        72,317         9,848       93,055    February 1, 2006
         ---------    ----------    ----------    ---------    ----------------
         $ 178,400    $  312,642    $   33,148    $ 524,191

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

         The second note is payable to another investor. This was originally an unsecured note payable to two other individuals. Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994. During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000. On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining principal plus interest. In February, 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company. A series of new notes have been written naming those individuals and compounded interest through February 1, 2006. The Company has recorded accrued interest on this note through December 31, 2004.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 3   RELATED-PARTY TRANSACTIONS [continued]

         (C)    Related Party Receivable

         In 2004 the Company made no payments to related parties. In January of 2003 the Company paid professional fees of $911 on behalf of a related party. The related party shares common ownership and management with the Company. The advance is receivable on demand, is unsecured, and bears no interest. The Company determined it best to write off this receivable in 2004.

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

NOTE 5   STOCK SALE AND MERGER

         In December, 1991, the Company entered into a series of transactions, the terms of which are as follows:

         (A) The Company sold 29,250,000 shares of its previously un-issued common shares to the President of GamePlan, Inc. for $.001 per share.

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

         On December 30, 1993, the Company issued 1,200,000 shares of restricted common stock in satisfaction of debt. The shares were valued at $.001 per share.

         On October 7, 1996, the Company issued 4,500,00 shares of common stock in satisfaction of debt. The shares were valued at $.001 per share.

         In 1998, the Company issued 3,000,000 shares pf common stock for R&D expenses. The shares were valued at $.001 per share.

         In 1999, the Company issued 25,000 shares pf common stock for cash. The shares were valued at $.001 per share.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 6   CHARTER FEES AND SALE OF ASSETS

         During 1993, the Company entered into an agreement with an aviation company to hire the Company's airplane for charter. The agreement continued in effect until the sale of the airplane in September, 1994.

NOTE 7   LIQUIDITY/GOING CONCERN

         The Company has incurred losses from inception amounting to $1,265,694, has a net working capital deficit, and has no operating revenue source as of December 31, 2004. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include developing the business purpose, as discussed in NOTE 12, and keeping the corporation in good standing for the foreseeable future.

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the period ended December 31, 2004 were unprofitable. As the Company is still commencing its planned principal operations, no revenues were earned during the period ended December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern.

         The Company is preparing its operations for prepaid legal services. Further, efforts are being made to market the Company's business to potential consumers. If the Company is unsuccessful in these efforts and cannot attain sufficient revenues from these services to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

NOTE 8   OPERATING LEASES

         Effective   October  1,  1994,  the  Company  entered  into  two  lease agreements for office space. The lease agreements were canceled during 1995 by mutual agreement of the parties.

NOTE 9   ACCOUNTING FOR TAXES

         The Company applies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward. The Company has no timing differences. Net operating loss carry forward amounts expire at various times through 2018.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 9   ACCOUNTING FOR TAXES [continued]


                                                   Estimated
        Deferred Tax Asset                            NOL      Rate      Tax
        ----------------------------------------   ---------   ----   ---------
        Federal loss carryforward (expires 2024)   1,260,984    34%   $ 428,735
        Valuation allowance                                            (428,735)
                                                                      ---------
            Deferred tax asset                                        $       0
                                                                      =========

         This valuation allowance has increased $13,961 over the prior year amount of $414,774. $5,621 in NOLs expired in 2004.

         Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                                       Years ended December 31,
                                                          2004        2003
                                                         ------      ------
          Federal statutory rate                            34%         34%
          Effect of:
            Change in valuation allowance,
            Federal and State; and other                   -34%        -34%
                                                        ==----      ------
          Effective tax rate                               0.0%        0.0%
                                                        ======      ======

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

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                   Notes to Consolidated Financial Statements
                          December 31, 2004 [continued]

NOTE 11  STOCK OPTIONS (continued)

         On January 9, 1998 the directors entered into a stock option contract with another individual as consideration for assistance in developing a business concept. The option contract allowed the purchase of 100,000 shares of stock at $1 per share if the business concept was developed and successfully sold. The options expired unexercised in January, 2003.

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

         The Company has not been successful in identifying suitable merger and/or acquisition candidates. While the Company continues to believe that this strategy will forward the business of the Company rapidly, because our several business models are conceptual only and without an operating history, our merger/acquisition activities have not been received favorably. While the Company will continue its search for viable and suitable merger and/or acquisition candidates for the foreseeable future, the Company cannot delay the implementation of any part of its business plan any longer. Accordingly, the company will immediately seek debt/equity or a combination of debt/equity financing to create and launch the Rights Financing subsidiary as more fully described in Part 1, Item I "Description of Business" of the Company's 10-KSB annual report.


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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

         There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission..

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning our directors and the executive officer of Gameplan, Inc. and their age and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME                  AGE        POSITION

Robert G. Berry        69        Chief Executive Officer, President, Secretary
                                 and Director
John Sien              56        Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year except that Mr. Berry did, on March 28, 2005 belatedly file an initial Form 3 Statement of Beneficial Ownership of Securities.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no audit committee financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

    1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

    2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

    3)   Compliance with applicable government laws, rules and regulations.

    4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

    5)   Accountability for adherence to the code.

         We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

         We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

         Because the management and directors of the Company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

         The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2004.

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

COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. In 2004, Mr. John Sien was appointed to our Board of Directors. Mr. Sien is not an employee and was granted an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 27, 2005, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                              NUMBER OF       PERCENTAGE
                                               SHARES             OF
 NAME OF PERSON OR GROUP                       OWNED *        OWNERSHIP
 -----------------------                      ---------       ----------

 Robert G. Berry (1)                          9,397,000            61.7%
 Jon T. Jenkins (2)                           3,064,000            20.1%
 Jon T. Jenkins (3)                                   0             0.0%



 All executive officers and
 directors as a group (one person)            9,397,000            61.7%



 --------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 27, 2005, which number of shares is 15,225,000.


     (1) Mr. Berry's address is 3701 Fairview Road Reno, Nevada 89511. The Robert G. Berry Trust holds the shares. Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.
     (2) Mr. Jenkins address is 5717 East Almeda Court, Cave Creek, AZ 85331. Jon T. Jenkins owns 2,674,000 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 390,000 shares held in trust for family members.
     (3) Mr. Sien's address is 14275 Sorrel Lane, Reno, NV. 89511. On August 11, 2004, Mr. Sien, a director, was granted an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Note

         On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date. The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%. During 1999, Mr. Berry advanced the Company $17,600. A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company. The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superceded all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry. The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $431,135.31 after calculating additional advances to Jan. 1, 2005. The entire unpaid principal and interest is due on or before March 1, 2006. Mr. Berry is the indirect owner of approximately 62% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Note

         As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36. The note replaced and supercedes all previous notes of the Company payable to Jon or April Jenkins. The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $93,055.36 after calculating interest to Jan. 1, 2005. The entire unpaid principal and interest is due on or before March 1, 2006. Jon Jenkins is the beneficial and indirect owner of approximately 20% of the issued and outstanding shares of the Company.

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


(1) Filed herewith


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $4,255 for the fiscal year ended December 31, 2004 and $4,600 for the year ended December 31, 2003 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         The company paid tax return preparation fees totaling $350 for the fiscal year ended December 31, 2004.


All Other Fees

         None

Audit Committee Policies & Procedures

         The company does not currently have a standing audit committee. The company's Board of Directors approved the above services.

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

                                           Date:  March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                       Title                         Date

   /s/ Robert G. Berry     President, Chief Executive Officer,    March 31, 2005
   -------------------     Secretary, Director and Chief
   Robert G. Berry         Financial Officer