Form 10QSB
period 2005-03-31
GAMEPLAN INC
filed 2005-05-16
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

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

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                                 March 31, 2005

                                     ASSETS
                                                                  Unaudited
                                                                March 31, 2005
                                                                --------------
Current Assets
     Cash - Note 1                                              $        3,707
                                                                --------------
Total Current Assets                                                     3,707

Property and Equipment - Note 2
     Property and equipment                                              1,604
     Less: Accumulated Depreciation                                     (1,604)
                                                                --------------
Net Property and Equipment                                                --

                                                                --------------
TOTAL ASSETS                                                    $        3,707
                                                                ==============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Current Liabilities                                        $         --
                                                                --------------
Total Current Liabilities                                                 --

Long-Term Liabilities
     Payable to Shareholders - Note 3                                  545,931
                                                                --------------
Total Long-Term Liabilities                                            545,931

Total Liabilities                                                      545,931

Stockholders' Deficit
     Common Stock -- $.001 par value; 40,000,000
        shares authorized; 15,225,000 issued and
        outstanding at March 31, 2005                                   15,225
     Additional paid-in capital                                        727,566
     Accumulated deficit during the development stage               (1,285,015)
                                                                --------------
Total Stockholders' Deficit                                           (542,224)
                                                                --------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                       $        3,707
                                                                ==============


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                   For the Three     For the Three       Inception
                                    Months Ended      Months Ended        Through
                                   March 31, 2005    March 31, 2004    March 31, 2005
                                   --------------    --------------    --------------
Revenues                           $         --      $         --      $      932,244

General and admin. Expense                  8,669             4,631         2,052,700
                                   --------------    --------------    --------------

Operating Loss                             (8,669)           (4,631)       (1,120,456)

Interest income                              --                --              16,064
Interest expense                           (9,740)           (7,061)         (549,981)
Gain/(loss) on asset sales                   --                --             (29,477)
                                   --------------    --------------    --------------

Net other income expense                  (18,409)          (11,692)       (1,683,850)

Income taxes                                 --                --              (1,164)
                                   --------------    --------------    --------------

Net Loss before extraordinary             (18,409)          (11,692)       (1,685,015)
Extraordinary gain, net                      --                --             400,000

                                   --------------    --------------    --------------
Net Loss                           $      (18,409)   $      (11,692)   $   (1,285,015)
                                   ==============    ==============    ==============

Net Loss per share                 $        (0.01)   $        (0.01)

Weighted Average Number
  of shares outstanding                15,225,000        15,225,000


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      For the Three     For the Three       Inception
                                                       Months Ended      Months Ended        Through
                                                      March 31, 2005    March 31, 2004    March 31, 2005
                                                      --------------    --------------    --------------
Cash Flow Used for Operating Activities
      Net Loss                                        $      (18,409)   $      (11,692)   $   (1,285,015)
  Adjustments to Reconcile net loss to
     to net cash used for operating activities:
      Depreciation                                              --                  67           174,645
      Bad Debt Expense                                          --                --                 911
      Notes issued for interest                                 --                --             109,177
      Stock issued for expenses                                 --                --               3,000
      Loss on disposal of assets                                --                --              29,477
      Increase in Accrued Interest Payable                     9,740           (14,417)          199,892
                                                      --------------    --------------    --------------
Net Cash Flows Used for Operating Activities                  (8,669)          (26,041)         (767,913)

Cash Flows used for Investing Activities
      Capital expenditures                                      --                --            (520,761)
      Proceeds from disposal of property                        --                --             316,641
                                                      --------------    --------------    --------------
Net Cash Flows Used for Investing Activities                    --                --            (204,120)

Cash Flows used for Financing Activities
      Shareholder loan proceeds                               12,000            31,477         1,466,967
      Issued stock for cash                                     --                --              39,791
      Payments on loans                                         --                --            (531,018)
                                                      --------------    --------------    --------------
Net Cash Flows Used for Financing Activities                  12,000            31,477           975,740

Net Increase / (Decrease) in cash                              3,331             5,436             3,707
Beginning Cash Balance                                           376               249              --

Ending Cash Balance                                   $        3,707    $        5,685    $        3,707
                                                      ==============    ==============    ==============


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


NOTE 1 - PRELIMINARY NOTE

         The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the quarter, a shareholder loaned the Company an additional $12,000. The Payable to Shareholders accrued an additional $9,740 in interest for the three months ended March 31, 2005.

NOTE 3 - GOING CONCERN

         The Company has incurred losses from inception, has a net working capital deficit, and has no operating revenue source as of March 31, 2005. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE 12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

         From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 that could cause actual results to differ materially from such forward-looking statements.

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

         The risks identified here and in the Company's Form 10-KSB for the fiscal year ended December 31, 2004 are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         The information set forth in the following discussion should be read with the financial statements of Gameplan, Inc. included elsewhere herein.

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

         The Company anticipates that these proposed services will be developed and provided to the consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "Integrative Conflict Resolution" (ICR") is the subject of a book titled "Beneath the Gavel" and authored by Mr. Berry. The new e-book has two parts. The first part focuses on the present sick system of resolving conflict with attorneys and is particularly critical of the manner in which conflict is resolved with attorneys and insurance companies. The focus of the second part is to offer specific educational, licensing, special interest, court and/or legislative reforms together with win-win action plan practice solutions, which is referred to in the Company's Web site as "Public Ecosystem."

         Reference is made to the full summary of the New Plan, which is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

         Since announcement, there have been no material developments in the business plan other than the completion of the Company's web site
(http://conflictcare.com/). No other elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals. Significant aspects of the Company's New Plan are new and unproven in the marketplace. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

         There may be market or other barriers to entry or unforeseen factors, which make the New Plan unfeasible. Accordingly, the Company may refine, rewrite, or abandon some or all elements of the New Plan. In conjunction with the New Plan, or as an alternative thereto, the Company will continue to consider acquisition or merger opportunities with existing businesses, which may create business opportunities for the Company completely unrelated to the New Plan.

         Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company. During the quarter ended March 31, 2005 the principal stockholder loaned the Company $ 12,000 to fund the business operations.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


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

                                                   GAMEPLAN, INC.

Date:  May 16, 2005                                /s/ Robert G. Berry
                                                   ----------------------
                                                   Robert G. Berry,
                                                   President and Director