Form 10QSB
period 2005-06-30
GAMEPLAN INC
filed 2005-08-15
CIK 1095146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2005

                        Commission File Number 000-27435

                                 GAMEPLAN, INC.
               __________________________________________________
               (Exact name of registrant as specified in charter)

                         Nevada                     87-0493596
            _______________________________     ___________________
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)     Identification No.)

                        3701 Fairview Road
                           Reno, Nevada                   89511
             ________________________________________   __________
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code: (775) 853-3980



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE

PART I

  ITEM 1.    FINANCIAL STATEMENTS                                        3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              6
  ITEM 3.    CONTROLS AND PROCEDURES                                     8

 PART II

  ITEM 1.    LEGAL PROCEEDINGS                                           9
  ITEM 2.    CHANGES IN SECURITIES                                       9
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             9
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         9
  ITEM 5.    OTHER INFORMATION                                           9
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           10

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                           Consolidated Balance Sheets
                                  June 30, 2005

                                     ASSETS
                                                     June 30,        December 31,
                                                       2005              2004
                                                    (unaudited)        (Audited)
                                                   -------------     -------------
Current Assets
   Cash                                            $         626     $         376
                                                   -------------     -------------
Total Current Assets                                         626               376

Property, Plant, & Equipment [Net]                          --                --
                                                   -------------     -------------


Total Assets                                       $         626     $         376
                                                   =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
   Accrued Liabilities                             $         337     $        --
                                                   -------------     -------------
Total Current Liabilities                                    337              --
                                                   -------------     -------------
Total Liabilities                                            337              --

Long-Term Liabilities
   Payable to Shareholder                                560,889           524,191
                                                   -------------     -------------
Total Long-Term Liabilities                              560,889           524,191
                                                   -------------     -------------

Total Liabilities                                        561,226           524,191

Stockholders' Equity
   Common stock, $.001 par value,
      40,000,000 shares authorized,
      15,225,000 issued and outstanding                   15,225            15,225
   Additional Paid in Capital                            727,566           727,566
   Deficit accumulated during development stage       (1,303,391)       (1,266,605)
                                                   -------------     -------------
Total Stockholders' Equity                              (560,600)         (523,814)
                                                   -------------     -------------
Total Liabilities and Stockholders' Equity         $         626     $         376
                                                   =============     =============


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months     Six months     Three months     Six months       Inception
                                                         ended           ended           ended           ended          through
                                                     June 30, 2005   June 30, 2005   June 30, 2004   June 30, 2004   June 30, 2005
                                                     -------------   -------------   -------------   -------------   -------------
Revenues                                             $          40   $          40   $        --     $        --     $     932,284

Operating Expenses:
Advertising                                                    475           8,122            --              --             8,122
General & Administrative Expenses                            7,982           9,005           6,782          11,413       2,053,037
                                                     -------------   -------------   -------------   -------------   -------------

       Operating Income (Loss)                              (8,417)        (17,087)         (6,782)        (11,413)     (1,128,875)

Other Income and Expense

    Interest Income                                           --              --              --              --            16,064
    Interest Expense                                        (9,959)        (19,699)         (4,317)        (11,378)       (559,939)
    Gain/(loss) on asset sales                                --              --              --              --           (29,477)
                                                     -------------   -------------   -------------   -------------   -------------

       Net Income (Loss) Before Taxes                      (18,376)        (36,786)        (11,099)        (22,791)     (1,702,227)

Current Year Provision (benefit) for Income taxes             --              --              --              --             1,164
                                                     -------------   -------------   -------------   -------------   -------------

       Net income/(loss) before extraordinary items        (18,376)        (36,786)        (11,099)        (22,791)     (1,703,391)

    Extraorinary gain, net                                    --              --              --              --           400,000
                                                     -------------   -------------   -------------   -------------   -------------

Net Income (Loss)                                    $     (18,376)  $     (36,786)  $     (11,099)  $     (22,791)  $  (1,303,391)
                                                     =============   =============   =============   =============   =============

    Loss Per Share                                           (0.01)          (0.01)          (0.01)          (0.01)
                                                     =============   =============   =============   =============

    Weighted Average Shares Outstanding                 15,225,000      15,225,000      15,225,000      15,225,000
                                                     =============   =============   =============   =============


                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For the        For the        For the        For the
                                                          Three Months    Six Months    Three Months    Six Months     Inception
                                                             ended          ended          ended          ended         through
                                                            June 30,       June 30,       June 30,       June 30,       June 30,
                                                              2005           2005           2004           2004           2005
                                                          ------------   ------------   ------------   ------------   ------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                      $    (18,376)  $    (36,786)  $    (11,099)  $    (22,791)  $ (1,303,391)
   Adjustments to reconcile net profit to
   net cash provided by operating activities:
       Depreciation Expense                                       --             --               67            134        174,645
       Bad Debt Expense                                           --             --             --             --              911
       Notes issued for interest                                  --             --             --             --          109,177
       Stock issued for expenses                                  --             --             --             --            3,000
       Loss on disposal of assets                                 --             --             --             --           29,477
       Increase (decrease) in Accrued Liabilities                  337            337           --             --              337
       Increase (decrease) in Accrued interest payable           9,958         19,699            692         11,378        209,850
                                                          ------------   ------------   ------------   ------------   ------------

Net Cash Provided by/(Used for) Operating Activities            (8,081)       (16,750)       (10,340)       (11,279)      (775,994)

Cash Flows From Investing Activities:
       Capital expenditures                                       --             --             --             --         (520,761)
       Proceeds from disposal of property                         --             --             --             --          316,641
                                                          ------------   ------------   ------------   ------------   ------------
Net Cash Provided by/(Used for) Investing Activities              --             --             --             --         (204,120)


Cash Flows From Financing Activities:
       Shareholder loan proceeds                                 5,000         17,000          1,500         11,500      1,471,967
       Issued stock for cash                                      --             --             --             --           39,791
       Payments on loans                                          --             --             --             --         (531,018)
                                                          ------------   ------------   ------------   ------------   ------------

Net Cash Provided by/(Used for) Financing Activities             5,000         17,000          1,500         11,500        980,740
                                                          ------------   ------------   ------------   ------------   ------------

Net Increase in Cash                                            (3,081)           250         (8,840)           221            626
Beginning Cash Balance                                           3,707            376          9,310            249           --
                                                          ------------   ------------   ------------   ------------   ------------
Ending Cash Balance                                       $        626   $        626   $        470   $        470   $        626
                                                          ============   ============   ============   ============   ============
Supplemental Discloser of Cash Flow Information:
   Cash paid for Taxes                                    $       --     $       --     $       --     $       --     $       --
   Cash paid during the year for Interest                 $       --     $       --     $       --     $       --     $       --



                 See accompanying notes to financial statements

                                 GAMEPLAN, INC.
                          [A Development Stage Company]
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


NOTE 1 - PRELIMINARY NOTE

         The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring entries, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the quarter, a shareholder loaned the Company an additional $5,000. The Payable to Shareholders accrued an additional $9,958 in interest for the three months ended June 30, 2005.

NOTE 3 - GOING CONCERN

         The Company has incurred losses from inception, has a net working capital deficit, and has no operating revenue source as of June, 2005. Financing the Company's activities to date has primarily been the result of borrowing from a shareholder and others. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE 12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

         Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company. During the quarter ended June 30, 2005 the principal stockholder loaned the Company $ 5,000 to fund the business operations.


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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


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

                                                    GAMEPLAN, INC.

Date:  August 15, 2005                              /s/ Robert G. Berry
                                                    ----------------------
                                                    Robert G. Berry,
                                                    President and Director