Form 10QSB
period 2005-09-30
GAMEPLAN INC
filed 2005-11-10
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

Commission File Number 000-27435

GAMEPLAN, INC.

 (Exact name of registrant as specified in charter)

Nevada	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 Fairview Road, Reno, Nevada	89511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 853-3980

Check  whether the issuer (1) filed all reports  required to be filed by Section13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 9, 2005 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Balance Sheets

September 30, 2005

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS

Current Assets
Cash	$620	$376
Total Current Assets	620	376

Property, Plant, & Equipment [Net]	-	-

Total Assets	$620	$376

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accrued Liabilities	$-	$-
Total Current Liabilities	-	-
Total Liabilities	-	-

Long-Term Liabilities
Payable to Shareholder	573,150	524,191
Total Long-Term Liabilities	573,150	524,191

Total Liabilities	573,150	524,191

Stockholders’ Equity
Common stock, $.001 par value, 40,000,000 shares authorized, 15,225,000 issued and outstanding	15,225	15,225
Additional Paid in Capital	727,566	727,566
Deficit accumulated during development stage	(1,315,321)	(1,266,605)
Total Stockholders’ Equity	(572,530)	(523,814)
Total Liabilities and Stockholder’ Equity	$620	$376

See accompanying notes to financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

September 30, 2005 and 2004 and for the period from inception through September 30, 2005

(Unaudited)

	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004	Inception through September 30, 2005
Revenues	$-	$40	$-	$-	$932,284

Operating Expenses:
Advertising	225	8,347	-	-	8,347
General & Administrative Expenses	1,444	10,449	5,282	16,694	2,054,482

Operating Income (Loss)	(1,669)	(18,756)	(5,282)	(16,694)	(1,130,545)

Other Income and Expense

Interest Income	-	-	-	-	16,064
Interest Expense	(10,261)	(29,959)	(9,011)	(20,389)	(570,199)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Net Income (Loss) Before Taxes	(11,930)	(48,715)	(14,293)	(37,083)	(1,714,157)

Current Year Provision (benefit) for Income taxes	-	-	-	-	1,164

Net income/(loss) before extraordinary items	(11,930)	(48,715)	(14,293)	(37,083)	(1,715,321)

Extraordinary gain, net	-	-	-	-	400,000

Net Income (Loss)	$(11,930)	$(48,715)	$(14,293)	$(37,083)	$(1,315,321)

Loss Per Share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding	15,225,000	15,225,000	15,225,000	15,225,000

See accompanying notes to financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

September 30, 2005 and 2004 and for the period from inception through September, 2005

(Unaudited)

	For the Three Months ended September 30, 2005	For the Nine Months ended September 30, 2005	For the Three Months ended September 30, 2004	For the Nine Months ended September 30, 2004	Inception through September 30, 2005
Cash Flows From Operating Activities:
Net Income (Loss)	$(11,930)	$(48,715)	$(14,293)	$(37,083)	$(1,315,321)

Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation Expense	-	-	68	202	174,645
Bad Debt Expense	-	-	-	-	911
Notes issued for interest	-	-	-	-	109,177
Stock issued for expenses	-	-	-	-	3,000
Loss on disposal of assets	-	-	-	-	29,477
Decrease in Accrued Liabilities	(337)	-	-	-	-
Increase (decrease) in Accrued Interest	10,261	29,959	(12,466)	1,089	220,111

Net Cash Flows From Operating Activities	(2,006)	(18,756)	(26,691)	(37,970)	(778,000)

Cash Flows From Investing Activities:
Capital expenditures	-	-	-	-	(520,761)
Proceeds from disposal of property	-	-	-	-	316,641

Net Cash Flows From Investing Activities	-	-	-	-	(204,120)

Cash Flows From Financing Activities:
Shareholder loan proceeds	2,000	19,000	27,477	38,977	1,473,967
Issued stock for cash	-	-	-	-	39,791
Payments on loans	-	-	-	-	(531,018)

Net Cash Flows From Financing Activities	2,000	19,000	27,477	38,977	982,740

Net Increase in Cash	(6)	244	786	1,007	620
Beginning Cash Balance	626	376	470	249	-
Ending Cash Balance	$620	$620	$1,256	$1,256	$620

Supplemental Discloser of Cash Flow Information:
Cash paid for Taxes	$-	$-	$-	$-	$-
Cash paid during the year for Interest	$-	$-	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

NOTE 1 - PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments, consisting of normal recurring entries, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the quarter, a shareholder loaned the Company an additional $2,000.  The Payable to Shareholders accrued an additional $10,261 in interest for the three months ended September 30, 2005.

NOTE 3 - GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficit, and has no operating revenue source as of September 30, 2005.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Since announcement, there have been no material developments in the business plan other than the completion of the Company's web site (http://conflictcare.com/).  No other elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the  New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.  Significant aspects of the Company's New Plan are new and unproven in the marketplace.  Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more  fully set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended  December 31,2004.

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

Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures.  The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company.  During the quarter ended September 30, 2005 the principal stockholder loaned the Company $ 2,000 to fund the business operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of the Company's management.  Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial  reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.  There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

GAMEPLAN, INC.

Date: November 10, 2005	/s/ Robert G. Berry
Robert G. Berry,
President and Director