Form 10KSB
period 2005-12-31
GAMEPLAN INC
filed 2006-03-31
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER     000-27305

GAMEPLAN, INC.

(Exact name of registrant as specified in charter)

NEVADA	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 Fairview Road Reno, Nevada	89511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 853-3980

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock,  par value $.001

 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒     No ☐

State issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2005 was approximately $4,000. Because less than 40,000 shares of the Company's common stock has been sold within 60 days of December 31, 2005, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2006, the Company had outstanding was 15,225,000 shares of its common stock, par value $0.001.

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

The mission of the several business plans is to provide efficient and “win-win” resolutions to conflict through a family of divergent companies representing a total available market “TAM” of approximately 40+% of the gross domestic product of the U.S. and to oversight each company within this business ecosystem with divergent thought and action, ethical boundless leadership, empowerment and learning models with fixed and controlled processes.

So conceived, the Company is a conglomerate of products, services, information and proprietary technology and is referred to in the Company’s Web site as “The Business Ecosystem.”

The Company anticipates that these proposed services will be developed and provided to the consumer based upon strict adherence to the business and professional model developed by Mr. Berry. This model, known as "Integrative Conflict Resolution” (ICR”) is the subject of a book titled “Beneath the Gavel” and authored by Mr. Berry.  The new e-book book has two parts. The first part focuses on the present sick system of resolving conflict with attorneys and is particularly critical of the manner in which conflict is resolved with attorneys and insurance companies. The focus of the second part is to offer specific educational, licensing, special interest, court and/or legislative reforms together with win-win action plan practice solutions, which is referred to in the Company’s Web site as “Public Ecosystem.”

Since announcement, there have been no material developments in the business plan other than the completion of the Company’s web site (http://conflictcare.com/). No elements of the New Plan have been implemented and the Company has no revenues from business operations.  Implementation of the New Plan is contingent upon entering into agreements and alliances with appropriate merger and/or acquisition candidates such as lending and financial service providers, insurance providers, and other appropriate compatible companies.  Significant aspects of the Company's New Plan are new and unproven in the marketplace.  Accordingly, there are substantial risks and uncertainties associated with investment in the Company more fully set forth in the "Risk Factors" section below.

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

•

Legal Information and Portal Internet Company - Practical, legal information and access portals to the products and services of the Company's remaining subsidiaries to be formed.

•

Attorney Membership Subsidiary for Plaintiffs' Counsel - Attorney Dispute Support ("ADSsm") Panel Membership is a membership program limited in Phase I to contingent fee plaintiff personal injury attorneys and expanded thereafter to plaintiff attorneys in other specialized areas of the law in which compensation is lawfully and ethically contingent on the outcome of disputes.

•

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

•

E-commerce Escrow Company - The first phase is to act as an electronic escrow agent to coordinate the Rights Financing to be provided by the finance company subsidiary.  The escrow subsidiary will hold the rights in trust as security for financial products from the finance company subsidiary.

•

Conflict, Legal and Financial Insurance – Conflict insurance products assist insured’s with potential or threatened conflict through conflict engineers.  Legal insurance is to individuals in need of legal services what health insurance is to individuals in need of health care products. Legal insurance is offered to individuals, family members, home-based businesses and to employers as a fringe benefit for their employees Financial insurance products offer financial assistance to insured’s at competitive interest rates.

•

Property/Casualty/Workers Compensation Insurance Company - An insurance company providing individuals and businesses insurance products and services presently not offered by any other property/casualty insurance company.

•

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

•

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

•

The first responsibility is to hire a nationwide panel of Approved Attorney Service Providers and insure that they follow the terms and conditions of their panel member agreements.

•

The second responsibility is to assign lawsuits from the Signatory Company to selected Approved Attorney Service Providers "AASPsm."

•

The third responsibility is to insure that approved service attorney providers have compatible computer programs with opposing counsel and the courts.

•

The fourth responsibility is to co-ordinate Cumis Counsel.

•

The fifth responsibility is to verify medical specials.

•

The sixth responsibility is to facilitate communication and research between clients and AASPsm panel members.

•

The seventh responsibility is to monitor work in progress.

•

The eighth responsibility is to co-ordinate settlement discussions with skilled AASPsm members.

•

The ninth responsibility is to present financial value added products during settlement negotiations.

•

The tenth responsibility is to co-ordinate settlement discussions.

•

The eleventh responsibility is to co-ordinate negotiation or ADR of procedural and substantive matters if negotiation does not lead to resolution.

•

The twelfth responsibility is to aggressively pursue subrogation lien collections as well as seeking and collecting cost and attorney fee awards.

•

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

•

The professional and public retrieval of value added dispute resolution solutions.

•

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

Patents, Service Marks, Domain Names and Licenses

Service Marks

The Company has applied for the following service marks. The notation "sm" means a U.S. Patent and service mark that has been applied for and approval is pending. Because of the lack of activity the U.S. Patent Office has classified these service marks as “Dead”. Accordingly, the marks are not current and there can be no assurance that they will be re-issued at any time in the future.

•

AASPsm means panel members "Approved Attorney Service Providers" selected in a close-ended system and paid by the Legal Service Organization "LSOsm" consisting initially of fixed fee defense counsel but to be expanded to fixed fee plaintiff counsel in future phases.

•

ADSsm means panel member "Attorney Dispute Support" for plaintiff attorneys, limited in Phase I to contingent fee plaintiff personal injury attorneys and expanded thereafter to plaintiff attorneys in other specialized areas of the law in which their compensation is lawfully and ethically contingent on the outcome of the dispute.

•

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

•

ILFsm means "The Integrative Law Forum" an Internal Revenue Service approved ss.501 (c) (3) public charitable foundation established for the study and practice of integrative law, integrative negotiation and legislative and judicial awareness forums funded by public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm.

•

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

•

Netocracysm means a government of informed, responsible people by fulfilled people for people in a wired world.

•

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

Domain Names

The Company has obtained the following domain names:

•

1stbanknetusa.com - The finance company subsidiary.

•

1stinsurancenet.com - The property/causality/workman's compensation subsidiary.

•

1stnetbankusa.com  - To protect the finance company subsidiary domain name.

•

1stnetinsurance.com -To protect property/casualty/workman's compensation domain name

•

1stnetlegalinsurance.com - The legal insurance subsidiary.

•

1stnetocracy.com - The guiding principle behind the public books and the private business opportunities.

•

alcoholchat.com - Interactive chat room to introduce participants to Netocracysm.

•

aasp-usa.com - Approved Attorney Service Provider "AASPsm" Defense Panel Members.

•

adr-usa.com - Appropriate Dispute Resolution.

•

ads-usa.net - Attorney  Dispute Support "ADSsm"  Plaintiff Panel  Members.

•

bidcase.com  - Allows  ADSsm Panel  Member  attorneys to bid for cases.

•

calendarsonline.net  -  Electronic  calendar  coordination  with professionals.

•

casebasereasoning.com - Determining case values using artificial intelligence.

•

case-bid.com  - Allows  clients  to post facts of their case and solicit fee quotes from ADSsm Panel Member attorneys.

•

counselorsweb.com - Main Internet site for interactive communications and the access portal to the subsidiaries of GamePlan, Inc.

•

enlargethepie.com - Value added practical and finance products offered by ADSsm, professional claims representatives of the property/casualty/workman's compensation insurance company, and AASPsm members of LSOsm.

•

esqlynx.com - The Bank for value added solutions and unpublished Brief Banks.

•

financeescrow.com - The e-commerce escrow company.

•

gameplan-usa.com - To protect the name of the parent company.

•

conflictcare.com – The parent company’s primary business website.

•

ilf-usa.org - "Integrative Law Forum" "ILFsm", is an approvedss.501(c)(3) public charitable foundation.

•

integrativelaw.com - Its essence is a new way to resolve conflict.  Claims personnel will practice integrative dispute added value resolutions in the property/causality/workman's compensation subsidiary and dispute engineers will follow its principles for the legal insurance subsidiary as well.

•

lawescrow.com  - To protect the name of the e-commerce  Internet escrow company.

•

lawintegrative.com - To protect the name

•

lso-usa.com - The LSOsm for the property/causality/workman's compensation insurance company and the legal insurance company.

•

lynxesq.com - To protect the name of the Bank for value-added solutions and unpublished briefs.

•

pla-usa.org - "The Program of Legal Assistance" "PLAsm," is an approvedss.501(c)(3) public charitable foundation.

•

usa-ais.com - Anticipation,  Integration and Solutions  "AISsm." These functions are performed by dispute engineers employed by a subsidiary of the legal insurance subsidiary and consist of anticipating conflict and integrating value added dispute resolution techniques to reach acceptable value added solutions.

•

vln-usa.com - "Virtual Law Network." Two separate secure Extranets for ADSsm and AASPsm Panel Members for information, communication and research.

•

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

Charitable Affiliates

The "Integrative Law Forum" is a 501(c)(3) public charity dedicated to the teaching, practice and public awareness of integrative conflict resolution and is  funded by public and private donations, referral fees from ADSsm panel members and 5% of the pre-tax profit of the LSOsm.  Robert G. Berry is the sole officer and director of the foundation. Since inception this foundation has not received any funds. Because of the lack of any substantial activity for more than three years, the designation of this charity may be changed to a private foundation. The Company is currently exchanging correspondence with the IRS on this issue and is viewed by the IRS as a “presumptive public charity.”

The "Program of Legal Assistance" is a 501(c)(3) public charity dedicated to providing pro-bono legal services and the enforcement of public sector laws and is funded by public and private donations and 5% of the pre-tax profits of both the Rights financing bank and the property/casualty/workman/s compensation insurance company. Robert G. Berry is the sole officer and director of the foundation. . Since inception this foundation has not received any funds. Because of the lack of substantial activity for more than three years, the designation of this charity may be changed to a private foundation.  The Company is currently exchanging correspondence with the IRS on this issue and is viewed by the IRS as a “presumptive public charity.”

ITEM 2. DESCRIPTION OF PROPERTY

The corporate office and telephone number for the Company are the personal residence and telephone number of Mr. Robert G. Berry, currently the sole officer and principal shareholder of the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders during the fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GPLA" and quoted in the pink sheets published by the National Quotations Bureau.

Our common shares are designated as “penny stock” and thus may be more illiquid.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders. The last reported sale of our unrestricted common stock was on March 23, 2005 at a price of $0.15.

As of March 9, 2006, there were approximately 90 holders of record of the Company's common stock.  This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Plan of Operation

Since announcement of the New Business Plan, which is set forth in Item 1. Description of Business located elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 there have been no material developments towards implementation, funding, or development of the New Plan.  No elements of the New Plan have been implemented except for the completion of the Company’s website (http://conflictcare.com/), and the Company has no revenues from business operations. The Company is in the process of actively seeking merger and/or acquisitions of existing companies. These merger and acquisition activities are contingent on the Company’s ability to raise substantial amounts of capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.  Significant aspects of the Company’s New Plan are new and unproven in the marketplace. The Company will also pursue other acquisitions completely unrelated to the New Plan as well. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the “Risk Factors” section below of this Annual Report.

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

•

Significant funding will be required to implement its merger and/or acquisition strategy when it does not have existing cash flow, and the worth of the ideas cannot be proven without funding.

•

The inability to design the Internet and computer-based infrastructure contemplated in our New Plan necessary to provide the array of legal, insurance, and financial products discussed in the New Plan;

•

The inability to achieve market acceptance of our products and services;

•

The need to enter into contracts with and to rely on third-party providers for certain components of our services;

•

The need to assemble a management team and support personnel for the Company and its subsidiaries;

•

The inability to respond effectively to competitive pressures;

•

The loss of key personnel;

•

The failure to comply with governmental regulations.

•

The plan in its entirety is very difficult to understand. Considerable effort will be required to acquaint financial and securities people with its details.  Many will resist the difficult task of spending the time necessary to fully understand every aspect.

•

Components and talent are in short supply.  The proper execution of this plan will require thousands of highly qualified, trained people. To recruit and keep the talent necessary may be extremely difficult.

•

Departing employees will have the knowledge of selected portions of important confidential business plans.  Even with the most strict confidentiality agreements, which are unenforceable in many states, the business plans will be shopped to competitors compromising corporate strategy.

•

Since our clients, Panel Members and actual or potential adversaries likely will be among the most litigious people in society, the Company may need to devote significant resources to respond to claims brought against the Company.

•

The company will be subject to the highest public profile leading to constant legislative and regulatory scrutiny.

•

New legislation and regulations may be required to fully implement The Company's plan.

Additional challenges may arise from:

•

Tort reform advocates, organizations and lobbies.

•

Attorneys resisting career changes.

•

Existing property and casualty insurers with vested interests and huge financial resources.

•

Redundant insurance adjusters and claims support personnel.

•

Court reporters.

•

Bail bondsman.

•

Existing companies purchasing viatical and quasi-viatical settlements.

•

Existing companies purchasing structured settlements.

•

Existing companies offering value added products that are not part of this proposal.

•

Existing companies specializing in insurance for attorneys.

•

Existing companies specializing in managing attorney investment and pension funds.

•

Existing companies financing loans to clients.

We have a history of losses and an accumulated deficit and this trend of losses may continue in the future.

For the fiscal year ended December 31, 2005 we had a net loss of $62,125 and an accumulated deficit of $1,328,730. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services and the successful and timely introduction of new products.  We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

New Accounting Pronouncements

Gameplan does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Gameplan’s results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMEPLAN, INC.

Including the accounts of its wholly-owned subsidiary

Gameplaninc.com

[A Development Stage Company]

Report of Independent Registered Public Accounting Firm & Financial Statements

December 31, 2005

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet -- December 31, 2005	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004, and for the Period from Inception [April 27, 1984] through December 31, 2005	F-3

Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2005 and 2004, and for the Period from Inception [April 27, 1984] through December 31, 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and for the Period from Inception [April 27, 1984] through December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the accompanying consolidated balance sheet of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and the period from inception [April 27, 1984] through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004, and for the period from inception [April 27, 1984] through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GamePlan, Inc. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has experienced recurring losses from operations since its inception and has a net working capital deficiency which raises substantial doubt about the ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Mantyla McReynolds, LLC

Salt Lake City, Utah

March 3, 2006

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Balance Sheet

December 31, 2005

ASSETS
Current Assets
Cash	$187
Total Current Assets	187

Fixed Assets
Property & Equipment	1,604
Accumulated Depreciation	(1,604)
Total Fixed Assets	0

Total Assets	$187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Payable – Note 3	1,000
Total Current Liabilities	1,000

Long-Term Liabilities
Payable to Shareholder - Note3	585,126
Total Long-Term Liabilities	585,126

Total Liabilities	586,126

Stockholders’ Equity
Common stock, $.001 par value, 40,000,000 shares
authorized, 15,225,000 issued and outstanding	15,225
Additional Paid in Capital	727,566
Accumulated Deficit	(1,328,730)
Total Stockholders’ Deficit	(585,939)
Total Liabilities and Stockholders’ Deficit	$187

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Operations

For the Years Ended December 31, 2005 and 2004

and for the Period from Inception [April 27, 1984] through December 31, 2005

	For the Year	For the Year
	ended	Ended
	December 31,	December 31,	Inception to
	2005	2004	12/31/05
Revenues
Consulting fees - Note 3	$0	$0	$768,042
Commissions - Note 4	0	0	137,034
Book Sales	40	0	40
Other Income - Note 6	0	0	27,168
Total Revenue	40	0	932,284
Expenses
General and Administrative	20,230	20,551	2,064,261
Total Expenses	20,230	20,551	2,064,261

Operating Loss	(20,190)	(20,551)	(1,131,977)

Other Income and Expenses
Interest Income	0	0	16,064
Interest Expense	(41,935)	(24,661)	(582,176)
Gain/(loss) on sale of assets - Note 6	0	0	(29,477)
Total Other Income/(Expense)	(41,935)	(24,661)	(595,589)
Net Loss Before Taxes	(62,125)	(45,212)	(1,727,566)
Income Taxes	0	0	1,164
Net Loss Before Extraordinary Items	(62,125)	(45,212)	(1,728,730)
Extraordinary Item – Note 9	0	0	400,000
Net Income From Extraordinary Items	0	0	400,000

Net Loss	$(62,125)	$(45,212)	$(1,328,730)

Loss Per Share from continuing operations
Before Extraordinary item	$(0.01)	$(0.01)	$(0.23)
Extraordinary item	0.00	0.00	0.05
Income/(Loss) per share	(0.01)	(0.01)	(0.18)
Weighted Average Shares Outstanding	15,225,000	15,225,000	7,394,198

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the Years Ended December 31, 2005 and 2004

and for the Period from Inception [April 27, 1984] through December 31, 2005

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance at Inception, April 27, 1984	-	$-	$-	$-	$-
Issued 750,000 shares of common stock for cash	750,000	750	2,250		3,000
Issued 2,500,000 shares of common stock for cash	2,500,000	2,500	19,569		22,069
Issued 29,250,000 shares of common stock for cash, 12/31/091	29,250,000	29,250			29,250
Reverse split [1 for 5] of 32,500,000 shares of common stock outstanding	(26,000,000)	(26,000)	26,000		0
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	6,500,000	6,500	30,791	(5,621)	31,670

Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	6,500,000	6,500	30,791	(332,359)	(295,068)
Issued 1,200,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	1,200,000	1,200	248,800		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	7,700,000	7,700	279,591	(637,421)	(350,130)
Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	7,700,000	7,700	279,591	(944,395)	(657,104)
Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	7,700,000	7,700	279,591	(1,160,072)	(872,781)

Issued 4,500,00 shares of common stock in satisfaction of debt, October 7, 1996	4,500,000	4,500	445,500		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	12,200,000	12,200	725,091	(882,863)	(145,572)
Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	12,200,000	12,200	725,091	(929,127)	(191,836)

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the Years Ended December 31, 2005 and 2004

and for the Period from Inception [April 27, 1984] through December 31, 2005 [continued]

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Issued 3,000,000 shares pf common stock for R&D	3,000,000	3,000			3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)
Issued 25,000 shares of common stock for cash	25,000	25	2,475		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	15,225,000	15,225	727,566	(1,023,244)	(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)
Net loss, 2004				(45,212)	(45,212)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,605)	(523,814)
Net loss, 2005				(62,125)	(62,125)
	15,225,000	15,225	727,566	(1,328,730)	(585,939)

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

and for the Period from Inception [April 27, 1984] through December 31, 2005

	For the Year ended December 31, 2005	For the Year ended December 31, 2004	Inception to December 31, 2005
Cash Flows From Operating Activities
Net Loss	$(62,125)	$(45,212)	$(1,328,730)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	0	267	174,645
Bad debt expense	0	911	911
Notes issued in exchange for interest expense	0	0	59,588
Notes issued in exchange for accrued interest	0	0	49,589
Issued common stock for development cost	0	0	3,000
Loss/(gain) on disposal of property & equipment	0	0	29,477
Increase/(decrease) in accrued interest	41,936	24,661	232,088
Net Cash Provided by/(Used for) Operating Activities	(20,189)	(19,373)	(779,432)

Cash Flows Provided by/(used) From Investing Activities
Capital expenditures	0	0	(520,761)
Proceeds from disposal of property and equipment	0	0	316,640
Net Cash Provided by/(used for) Investing Activities	0	0	(204,121)

Cash Flows Provided by/(used for) Financing Activities
Proceeds from loans	20,000	19,500	1,474,967
Loan principal payments	0	0	(531,018)
Proceeds from the issuance of common stock	0	0	39,791
Net Cash Provided by/(Used for) Financing Activities	20,000	19,500	983,740

Net increase/(Decrease) in cash	(189)	127	187

Beginning Cash Balance	376	249	0
Ending Cash Balance	$187	$376	$187
Supplemental Discloser of Cash Flow Information:
Cash paid during the year for Interest	$0	$0	$0

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Organization

The Company was originally incorporated under the laws of the State of Utah on August 26, 1981, as Sunbeam Solar, Inc.  The Company was dormant until April 27, 1984, at which time common stock was issued.  On December 23, 1991, the Company entered into a plan of merger with GamePlan, Inc., a Nevada corporation.  GamePlan, Inc. was the surviving corporation.  The transaction was accounted for as a “reverse” acquisition on a purchase basis.

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

(B)

Cash

Cash and cash equivalents consist of cash on deposit in commercial banks. As of December 31, 2005, the company had $187 in cash deposits.

(C)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the useful lives of the related assets of five to ten years.  Expenditures for repair and maintenance are charged to expense as incurred.

(D)

Loss per Share

In accordance with Financial Accounting Standard No. 128, Earnings per Share,” Basic loss per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  The Company had 100,000 common share equivalents outstanding.  The equivalents would have been anti-dilutive, therefore the equivalents have been excluded from the Loss per Share calculations.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

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

(F)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, ARevenue Recognition.@  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue from the sale of electronic books is recognized when funds are reasonable assured and the products are delivered to the customer or retailer.

(G)

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note 8 below).

(H)

Impact of New Accounting Standards

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.”  SFAS 123 (R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments.  This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005.  For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005.  Management is still evaluating the impact of the adoption of SFAS 123 (R) on the Company’s financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(H)

Impact of New Accounting Standards [continued]

In November 2004, FASB issued SFAS 151, “Inventory Costs.”  SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.”  SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.”  Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted.  Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial statements.

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2005	2004
Office Furniture & Equipment	$1,604	$1,604
Less: Accumulated Depreciation	(1,604)	(1,604)
Net Property & Equipment	$-	$-

Depreciation expense was $0 and $267 for 2005 and 2004, respectively.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 3

RELATED-PARTY TRANSACTIONS

A)

Contracts

In 1993, the Company entered into a series of transactions with an American Indian tribe [”Indian tribe”].

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

Also, as a part of the agreement mentioned above, the Indian tribe loaned the Company $250,000 at an interest rate of prime plus 2% and the Indian tribe was granted an option to purchase 1,200,000 shares of the Company’s common stock for $250,000.  On December 30, 1993, the Indian tribe exercised its option to purchase the stock.  In consideration for the stock, the Indian tribe canceled its loan to the Company.  The Company further represented to the tribe that it did not intend, at the time of the transaction, to issue further shares, warrants or options, except by registration under the 1933 Securities Act, and that the shares issued to the Indian tribe would be registered by the Company within two years, or when it registered any other shares for issuance or sale, subject to underwriter approval.  The termination of the above-referenced agreement does not affect this portion of the agreement.

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

(B)

Related Party Payable

In 2005 a shareholder loaned the company $1,000 for operating expenses.  The loan is non-interest bearing unsecured and due and payable on demand.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 3

RELATED-PARTY TRANSACTIONS [continued]

(C)

Notes Payable to Shareholders

The amount payable to shareholders includes unsecured balances due to two individuals who are also shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans.  The loans bear interest at the rate of the Wall Street Journal Prime plus 2%.  The original notes have been superceded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2005.

		Additional
Principal	Interest	Interest		Maturity
Balance	Compounded	Accrued	Total	Date
$187,510	$263,625	$33,491	$484,626	March 1, 2008
10,890	82,165	7,445	100,500	March 1, 2008
$198,400	$345,790	$40,936	$585,126

The first note is payable to the Company’s president.  On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan.  On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash.  The Company paid an additional principal reduction of $20,000 on October 16, 1996.  Since 1996, additional advances of approximately $122,900 have been made to the Company to pay operating, general and administrative expenses.

The second note is payable to another investor.  This was originally an unsecured note payable to two other individuals.  Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994.  During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000.  On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash.  The Company issued a new promissory note for the remaining principal plus interest.  In February, 1999, this note plus the right to receive all accrued interest was assigned to two other individuals who are shareholders of the Company.  A series of new notes have been written naming those individuals and compounded interest through March 1, 2008.  The Company has recorded accrued interest on this note through December 31, 2005.

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

December 31, 2005

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

(D)  On January 9, 1998, the Board of directors approved a motion to issue 3,000,000 shares of Rule 144 stock to a trust in the name of the president in consideration for the transfer of all rights, title, and interest in the new business plan as discussed in NOTE 11.

NOTE 6

CHARTER FEES AND SALE OF ASSETS

During 1993, the Company entered into an agreement with an aviation company to hire the Company’s airplane for charter. The Company recognized $27,168 of other income as part of the agreement. The agreement continued in effect until the sale of the airplane in September, 1994.   The Company recognized a loss on the sale of the airplane of $29,477

NOTE 7

LIQUIDITY

The Company has incurred losses from inception amounting to $1,328,730, and has a net working capital deficiency.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include developing the business purpose, as discussed in NOTE 1, and keeping the corporation in good standing for the foreseeable future.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 8

ACCOUNTING FOR TAXES

The provision for income taxes consists of the following

Current Taxes	$0
Deferred Tax Benefit	(9,391)
Benefits of operating loss carryforwards	9,391
$0

Any deferred tax benefits arising from operating losses carried forward and temporary differences would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward or the temporary differences. Net operating loss carry forward amounts expire at various times through 2025.

	Estimated
Deferred Tax Asset	NOL	Rate	Tax
Federal loss carryforward (expires 2025)	1,156,329	34%	$393,152
Accrued Related Party Interest	201,147	34%	68,390
Valuation allowance			(461,542)
Deferred tax asset			$0

This valuation allowance has increased $32,807 compared to the prior year amount of $428,735, due to the expiration of federal loss carryforward amounts.

Reconciliation between taxes at the statutory rates (25%) and the actual income tax provision for continuing operations follows:

Expected Provision Based on Statutory Rates	$(15,531)
Effect of:
Non Deductible Expenses	4
Change in valuation allowance	32,807
Effective tax rate	(17,280)
Total Acutual Provision	$-

NOTE 9

“LOST OPPORTUNITY” SETTLEMENT

On March 18, 1996, an American Indian tribe entered into an agreement with the Company to pay the Company $400,000 as a good faith settlement for lost opportunity costs incurred during the period from 1993 through 1996.  The tribe paid the full $400,000 settlement to the Company on October 1, 1996.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 10

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

On August 11, 2004, the Company entered into a stock option agreement with a director of the Company.  The options provide for the purchase of 100,000 shares of Company common stock at $0.05 per share.  Compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the amount the recipient must pay to acquire the stock.  At the date of grant, fair market value approximated the strike price.  The options expire on August 11, 2007.

Year Ended	Range of Exercise Prices	Number of Options and Warrants Outstanding	Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Price
12/31/05	$0.05	100,000	19 mos.	N/A	100,000	$0.16
12/31/04	$0.05	100,000	31 mos.	N/A	100,000	$0.06

	For the Year ended December 31, 2005	For the Year ended December 31, 2004	From Inception to December 31, 2005
Net income (loss), as reported	$(62,125)	$(45,212)	$(1,328,730)
Add: stock-based compensation expense included in reported net income	-	-	-
Deduct: total stock-based compensation expense under fair value based method	-	2,580	2,580
Pro forma net income (loss)	$(62,125)	$(47,792)	$(1,331,310)

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2005

NOTE 11

BUSINESS PURPOSE

The Company, concluding that its prior business purpose was not viable long term, ceased its gaming consulting operations in 1996.  Since that time, the Company’s majority shareholder has developed several new business plans supported by statistics and numerous un-coded software programs.  The several business plans set forth, in detail, a new methodology for dispute resolution in the United States.  It consists of GamePlan, Inc., as the parent company with several subsidiaries to be formed, including two membership plans, a Rights financing company, two insurance companies, an escrow company, an electronic brief bank retrieval, and a legal web site providing useful information and the access portal to Gameplan, Inc., and its subsidiaries to be formed as more fully described in Part I, Item 1 "Description of Business" of the Company’s 10-KSB annual report.

Numerous service marks have been approved as well as registration of approximately 28 electronic commerce addresses.

The Company has not been successful in identifying suitable merger and/or acquisition candidates. While the Company continues to believe that this strategy will forward the business of the Company rapidly, because our several business models are conceptual only and without an operating history, our merger/acquisition activities have not been received favorably. While the Company will continue its search for viable and suitable merger and/or acquisition candidates for the foreseeable future, the Company cannot delay the implementation of any part of its business plan any longer. Accordingly, the company will immediately seek debt/equity or a combination of debt/equity financing to continue to develop the planned operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

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

NAME	AGE	POSITION

Robert G. Berry	70	Chief Executive Officer, President, Secretary and Director
John Sien	57	Director

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

During the quarter ended September 30, 2004 Mr. John Sien was appointed to our Board of Directors.  In conjunction with his appointment the Company granted him an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share. The grant of option date was August 11, 2004 and is for a period of three (3) years from the date of the option grant.

Mr. Sien, was Vice President, Strategic Alliances, for Micromuse, Incorporated of San Francisco, CA, a leading provider of business, network, security, and IT management solutions. Prior to joining Micromuse, Micromuse was acquired by IBM and Mr. Sien is presently an executive with IBM. Mr. Sien was President of Sien & Associates LLC, where he provided business planning, technology consulting, and investment sourcing services to Gameplan, Inc as well as economic development consulting services to the public sector. In addition, Mr. Sien has held executive and senior management positions at Hewlett Packard Company including Vice President, Corporate Accounts, Managing Principal, HP Consulting and Integration, and General Manager of Operations, Sales and Marketing for HP Components Group.  Mr. Sien brings extensive executive management, general management, sales, and marketing experience to Gameplan’s Board of Directors. He spent the majority of his career working in Silicon Valley. He is skilled in software, hardware, and services solutions in Information Technology, Network Technology, Business Processes, and Web Services.  Mr. Sien has a Bachelors Degree in Electrical Technology with a Business Administration minor. He is a certified Business Retention and Expansion Consultant and member of BREI. He is also on the Advisory Board of the University Of Nevada College of Engineering.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2005.

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

COMPENSATION OF DIRECTORS

Persons who are directors and employees will not be additionally compensated for their services as a director.  In 2005, Mr. John Sien was appointed to our Board of Directors.  Mr. Sien is not an employee and was granted an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2006, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	9,397,000	61.7%
Jon T. Jenkins (2)	3,064,000	20.1%
Jon T. Jenkins (3)	0	0.0%

All executive officers and
directors as a group (one person)	9,397,000	61.7%

______________

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 29, 2006, which number of shares is           15,225,000.

(1)

Mr. Berry’s address is 3701 Fairview Road Reno, Nevada 89511.  The Robert G. Berry Trust holds the shares.  Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

(2)

Mr. Jenkins address is 5717 East Almeda Court, Cave Creek, AZ 85331. Jon T. Jenkins owns 2,674,000 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 390,000 shares held in trust for family members.

(3)

Mr. Sien’s address is 14275 Sorrel Lane, Reno, NV. 89511. On August 11, 2004, Mr. Sien, a director, was granted an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Note

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superceded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2008. Mr. Berry is the indirect owner of approximately 62% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Note

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36.  The note replaced and supercedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2008. Jon Jenkins is the beneficial and indirect owner of approximately 20% of the issued and outstanding shares of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The Company paid audit and financial statement review fees totaling $4,445 for the fiscal year ended December 31, 2005 and $4,255 for the year ended December 31, 2004 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

 The company paid tax return preparation fees totaling $350 for the fiscal years ended December 31, 2005 and 2004, respectfully.

All Other Fees

None

Audit committee policies & procedures

The company does not currently have a standing audit committee. The company’s Board of Directors approved the above services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  GAMEPLAN, INC.

By /s/  Robert G. Berry

Robert G. Berry, Chief Executive Officer

Date

March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Robert G. Berry

President, Chief Executive Officer,

March 30, 2006

Robert G. Berry

Secretary, Director and Chief Financial Officer