Form 10QSB
period 2006-03-31
GAMEPLAN INC
filed 2006-05-15
CIK 1095146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 11, 2006 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Balance Sheets
March 31, 2006

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current Assets
Cash	$459	$187
Total Current Assets	459	187

Property and Equipment
Property and equipment	1,604	1,604
Less: Accumulated Depreciation	(1,604)	(1,604)
Net Property and Equipment	-	-

TOTAL ASSETS	$459	$187

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,000	$1,000
Total Current Liabilities	4,000	1,000

Long-Term Liabilities
Payable to Shareholders - Note 2	599,820	585,126
Total long-Term Liabilities	599,820	585,126

Total Liabilities	603,820	586,126

Stockholders' Deficit
Common Stock -- $.001 par value; 40,000,000 shares
authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	727,566	727,566
Accumulated deficit during the development stage	(1,346,152)	(1,328,730)
Total Stockholders' Deficit	(603,361)	(585,939)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$459	$187

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31, 2006	March 31, 2005	March 31, 2006

Revenues	$-	$-	$932,284

General and admin. Expense	4,728	8,669	2,068,989

Operating Loss	(4,728)	(8,669)	(1,136,705)

Interest income	-	-	16,064
Interest expense	(12,694)	(9,740)	(594,870)
Gain/(loss) on asset sales	-	-	(29,477)

Income (loss) before taxes	(17,422)	(18,409)	(1,744,988)

Provision (benefit) from Income Taxes	-	-	(1,164)

Net Income (Loss) before extraordinary item	(17,422)	(18,409)	(1,746,152)
Extraordinary gain, net	-	-	400,000

Net Income (Loss)	$(17,422)	$(18,409)	$(1,346,152)

Net Income (Loss) per share	(0.01)	(0.01)

Weighted Average Number
of shares outstanding	15,225,000	15,225,000

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	31-Mar-06	31-Mar-05	31-Mar-06

Cash Flow Used for Operating Activities
Net Loss	$(17,422)	$(18,409)	$(1,346,152)
Adjustments to Reconcile net loss to
to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued for interest	-	-	109,177
Stock issued for expenses	-	-	3,000
Loss on disposal of assets	-	-	29,477
Increase in Accounts Payable	4,000	-	4,000
Increase in Accrued Interest Payable	12,694	9,740	244,782
Net Cash Flows Used for Operating Activities	(728)	(8,669)	(780,160)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,640
Net Cash Flows Used for Investing Activities	-	-	(204,121)

Cash Flows used for Financing Activities

Shareholder loan proceeds	1,000	12,000	1,475,967
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	1,000	12,000	984,740

Net Increase / (Decrease) in cash	272	3,331	459
Beginning Cash Balance	187	376	-

Ending Cash Balance	$459	$3,707	$459

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

NOTE 1 - PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the quarter, a shareholder loaned the Company an additional $1,000.  The Payable to Shareholders accrued an additional $12,694 in interest for the three months ended March 31, 2006.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March, 2006.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here and in the Company's Form 10-KSB for the fiscal year ended December 31, 2005 are not all inclusive.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

Reference is made to the full summary of the New Plan, which is set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Since announcement, there have been no material developments in the business plan other than the completion of the Company's web site (http://conflictcare.com/).  No other elements of the New Plan have been implemented and the Company has no revenues from business operations. Implementation of the  New Plan is contingent upon the Company raising substantial amounts of working capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.  Significant aspects of the Company's New Plan are new and unproven in the marketplace.  Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more  fully set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended  December 31,2005.

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

Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures.  The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company.  During the quarter ended March 31, 2006 the principal stockholder loaned the Company $ 1,000 to fund the business operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company's management.  Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial  reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.  There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

GAMEPLAN, INC.

Date: May 15, 2006	/s/ Robert G. Berry
Robert G. Berry,
President and Director