Form 10QSB
period 2006-09-30
GAMEPLAN INC
filed 2006-11-13
CIK 1095146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 8, 2006 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Balance Sheets
September 30, 2006

ASSETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current Assets
Cash	$61	$187
Total Current Assets	61	187

Property and Equipment
Property and equipment	1,604	1,604
Less: Accumulated Depreciation	(1,604)	(1,604)
Net Property and Equipment	-	-

TOTAL ASSETS	$61	$187

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$-	$1,000
Total Current Liabilities	-	1,000

Long-Term Liabilities
Payable to Shareholders – Note 2	635,474	585,126
Total long-Term Liabilities	635,474	585,126

Total Liabilities	635,474	586,126

Stockholders’ Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	727,566	727,566
Accumulated deficit during the development stage	(1,378,204)	(1,328,730)
Total Stockholders’ Deficit	(635,413)	(585,939)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$61	$187

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Nine	For the Three	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005	September 30, 2006
Revenues	$-	$-	$-	$40	$932,284

General and admin. Expense	2,796	9,626	1,669	18,796	2,073,887

Operating Loss	(2,796)	(9,626)	(1,669)	(18,756)	(1,141,603)

Interest income	-	-	-	-	16,064
Interest expense	(13,876)	(39,848)	(10,261)	(29,959)	(622,024)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Income (loss) before taxes	(16,672)	(49,474)	(11,930)	(48,715)	(1,777,040)

Provision (benefit) from Income Taxes	-	-	-	-	1,164

Net Income (Loss) before extraordinary item	(16,672)	(49,474)	(11,930)	(48,715)	(1,778,204)
Extraordinary gain, net	-	-	-	-	400,000

Net Income (Loss)	$(16,672)	$(49,474)	$(11,930)	$(48,715)	$(1,378,204)

Net Income (Loss) per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Through
	September 30, 2006	September 30, 2005	September 30, 2006
Cash Flow Used for Operating Activities
Net Loss	$(49,474)	$(48,715)	$(1,378,204)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad debt expense	-	-	911
Notes issued for interest	-	-	109,177
Stock issued for expenses	-	-	3,000
Loss on disposal of assets	-	-	29,477
Increase/ (decrease) in accrued liabilities	-	-	-
Increase/ (decrease) in accounts payable	(1,000)	-	(1,000)
Increase in accrued interest payable	39,848	29,959	271,936
Net Cash Flows Used for Operating Activities	(10,626)	(18,756)	(790,058)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,640
Net Cash Flows Used for Investing Activities	-	-	(204,121)

Cash Flows used for Financing Activities
Shareholder loan proceeds	10,500	19,000	1,485,467
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	10,500	19,000	994,240

Net Increase / (Decrease) in cash	(126)	244	61
Beginning Cash Balance	187	376	-

Ending Cash Balance	$61	620	61

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the quarter, a shareholder loaned the Company an additional $1,000.  The Payable to Shareholders accrued an additional $13,876 in interest for the three months ended September 30, 2006.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2006.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 12 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

So conceived the Company is a conglomerate of products, services, information and proprietary technology and is referred to in the Company's Web site as "The Business Ecosystem."

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

Apart from any cash requirements necessary to implement the New Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures.  The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company.  During the quarter ended September 30, 2006 the principal stockholder loaned the Company $ 1,000 to fund the business operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company's management.  Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial  reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.  There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of, Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code  Section  1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_____________________

(1)

Filed herewith

b.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMEPLAN, INC.

Date: November 13, 2006	/s/ Robert G. Berry
Robert G. Berry,
President and Director