Form 10KSB
period 2006-12-31
GAMEPLAN INC
filed 2007-04-02
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Common Stock,  par value $.001

 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐    No ☒

State issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2006 was approximately $4,000. Because less than 40,000 shares of the Company's common stock has been sold within 60 days of December 31, 2006, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, the Company had outstanding was 15,225,000 shares of its common stock, par value $0.001.

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

Domain Names

The Company has obtained the following domain names. All are in the process of being discontinued except for GamePlan-usa.com

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

No matter was submitted to a vote of the shareholders during the fiscal year 2006.

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

As of March 31, 2007, there were approximately 90 holders of record of the Company's common stock.  This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Plan of Operation

Since announcement of the New Business Plan, which is set forth in Item 1. Description of Business located elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 there have been no material developments towards implementation, funding, or development of the New Plan.  No elements of the New Plan have been implemented except for the completion of the Company’s website (http://conflictcare.com/), and the Company has no revenues from business operations. The Company is in the process of actively seeking merger and/or acquisitions of existing companies. These merger and acquisition activities are contingent on the Company’s ability to raise substantial amounts of capital, locating and hiring a qualified management team, engaging multiple third-party service providers to design and implement a complex, Internet-based, information handling system for the Company and its proposed family of subsidiaries, and entering into agreements and alliances with attorneys, lending and financial service providers, insurance providers, and other risk-management professionals.  Significant aspects of the Company’s New Plan are new and unproven in the marketplace. The Company will also pursue other acquisitions completely unrelated to the New Plan as well. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the “Risk Factors” section below of this Annual Report.

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

For the fiscal year ended December 31, 2006 we had a net loss of $57,510 and an accumulated deficit of $1,386,240. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new products and services and the successful and timely introduction of new products.  We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet December 31, 2006	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005 and for the Period From Inception [April 27, 1984] through December 31, 2006	F-3
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Period from Inception [April 27, 1984] through December 31, 2006	F-4
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Period from Inception [April 27, 1984] through December 31, 2006	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and for the Period from Inception [April 27, 1984] through December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the consolidated balance sheet of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005, and the period from inception [April 27, 1984] through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2006, and the results of operations and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception [April 27, 1984] through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GamePlan, Inc. will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has experienced recurring losses from operations since its inception and has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 29, 2007

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Balance Sheet

December 31, 2006

ASSETS
2006
Current Assets
Cash	$1,126
Total Current Assets	1,126

Fixed Assets
Property & Equipment	1,604
Accumulated Depreciation	(1,604)
Total Fixed Assets	0

Total Assets	$1,126

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	680
Total Current Liabilities	680

Long-Term Liabilities
Payable to Shareholder	643,895
Total Long-Term Liabilities	643,895

Total Liabilities	644,575

Stockholders’ Deficit
Common stock, $.001 par value, 40,000,000 shares authorized, 15,225,000 issued and outstanding at December 31, 2006	15,225
Additional Paid in Capital	727,566
Deficit accumulated during development stage	(1,386,240)
Total Stockholders’ Deficit	(643,449)
Total Liabilities and Stockholders’ Deficit	$1,126

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Operations

For the Years Ended December 31, 2006 and 2005

and for the Period from Inception [April 27, 1984] through December 31, 2006

	For the Year	For the Year
	ended	Ended
	December 31,	December 31,	Inception to
	2006	2005	12/31/06
Revenues
Consulting fees	$0	$0	$768,042
Commissions	0	0	137,034
Book Sales	0	40	40
Other Income	0	0	27,168
Total Revenue	0	40	932,284
Expenses
General and Administrative	11,241	20,230	2,075,502
Total Expenses	11,241	20,230	2,075,502

Operating Loss	(11,241)	(20,190)	(1,143,218)

Other Income and Expenses
Interest Income	0	0	16,064
Interest Expense	(46,269)	(41,935)	(628,445)
Gain/(loss) on sale of assets	0	0	(29,477)
Total Other Income/(Expense)	(46,269)	(41,935)	(641,858)
Net Loss Before Taxes	(57,510)	(62,125)	(1,785,076)
Income Taxes	0	0	1,164
Net Loss Before Extraordinary Items	(57,510)	(62,125)	(1,786,240)
Extraordinary Item
“Lost Opportunity” settlement	0	0	400,000
Net Income From Extraordinary Items	0	0	400,000

Net Loss	$(57,510)	$(62,125)	$(1,386,240)

Loss Per Share from continuing operations
Before Extraordinary item	$(0.01)	$(0.01)	$(0.21)
Extraordinary item	0.00	0.00	0.05
Income/(Loss) per share – Basic and Diluted	(0.01)	(0.01)	(0.16)
Weighted Average Shares Outstanding – Basic and Diluted	15,225,000	15,225,000	8,426,832

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the Period from Inception [April 27, 1984] through December 31, 2006

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance at Inception, April 27, 1984	0	$0	$0	$0	$0
Issued 750,000 shares of common stock for cash	750,000	750	2,250		3,000
Issued 2,500,000 shares of common stock for cash	2,500,000	2,500	19,569		22,069
Issued 29,250,000 shares of common stock for cash, 12/31/091	29,250,000	29,250			29,250
Reverse split [1 for 5] of 32,500,000 shares of common stock outstanding	(26,000,000)	(26,000)	26,000		0
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	6,500,000	6,500	30,791	(5,621)	31,670

Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	6,500,000	6,500	30,791	(332,359)	(295,068)

Issued 1,200,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	1,200,000	1,200	248,800		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	7,700,000	7,700	279,591	(637,421)	(350,130)

Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	7,700,000	7,700	279,591	(944,395)	(657,104)

Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	7,700,000	7,700	279,591	(1,160,072)	(872,781)

Issued 4,500,00 shares of common stock in satisfaction of debt, October 7, 1996	4,500,000	4,500	445,500		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	12,200,000	12,200	725,091	(882,863)	(145,572)

Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	12,200,000	12,200	725,091	(929,127)	(191,836)

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Stockholders' Equity/(Deficit)

For the Period from Inception [April 27, 1984] through December 31, 2006

[continued]

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Issued 3,000,000 shares of common stock for R&D	3,000,000	3,000			3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)

Issued 25,000 shares of common stock for cash	25,000	25	2,475		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	15,225,000	15,225	727,566	(1,023,244)	(280,453)

Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)

Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)

Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)

Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)

Net loss, 2004				(45,212)	(45,212)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,606)	(523,815)

Net loss, 2005				(62,125)	(62,125)
Balance, December 31, 2005	15,225,000	15,225	727,566	(1,328,730)	(585,939)

Net loss, 2006				(57,510)	(57,510)
Balance, December 31, 2006	15,225,000	15,225	727,566	(1,386,240)	(643,449)

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and for the Period from Inception [April 27, 1984] through December 31, 2006

	For the Year ended December 31, 2006	For the Year ended December 31, 2005	Inception to December 31, 2006
Cash Flows From Operating Activities
Net Loss	$(57,510)	$(62,125)	$(1,386,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	0	0	174,645
Bad debt expense	0	0	911
Notes issued in exchange for interest expense	0	0	59,588
Notes issued in exchange for accrued interest	0	0	49,589
Issued common stock for development cost	0	0	3,000
Loss/(gain) on disposal of property & equipment	0	0	29,477
Increase/(decrease) in accrued expenses	45,949	41,936	278,037
Net Cash Provided by/(used for) Operating Activities	(11,561)	(20,189)	(790,993)

Cash Flows Provided by/(used) From Investing Activities
Capital expenditures	0	0	(520,761)
Proceeds from disposal of property and equipment	0	0	316,641
Net Cash Provided by/(used for) Investing Activities	0	0	(204,120)

Cash Flows Provided by/(used for) Financing Activities
Proceeds from loans from related party	12,500	20,000	1,487,467
Loan principal payments	0	0	(531,018)
Proceeds from the issuance of common stock	0	0	39,791
Net Cash Provided by/(Used for) Financing Activities	12,500	20,000	996,240

Net increase/(decrease) in cash	939	(189)	1,126

Beginning Cash Balance	187	376	0
Ending Cash Balance	$1,126	$187	$1,126
Supplemental Discloser of Cash Flow Information:
Cash paid during the year for interest	$0	$0	$0

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

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

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  It has yet to commence full-scale operations and it continues to develop its planned principle operations. During 1997, and in prior years, the Company earned revenues primarily from consulting fees.

On September 22, 1999, the Company created a wholly-owned subsidiary, in the State of Nevada, under the name "Gameplaninc.com". The Company resolved that it will transfer, assign, or convey all assets, liabilities and operations to the subsidiary at an appropriate time.  As of the date of this report, nothing has been conveyed.  The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of GamePlan, Inc. and its subsidiary.  All significant intercompany transactions have been eliminated. The following summarizes the more significant of such policies:

(B)

Cash

Cash consists of cash on deposit in commercial banks.  As of December 31, 2006, the Company had $1,126 in cash deposits.

(C)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the useful lives of the related assets of five to ten years.  Expenditures for repair and maintenance are charged to expense as incurred.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(D)

Loss per Share

In accordance with Financial Accounting Standard No. 128, “Earnings per Share,” basic loss per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  There are outstanding options for purchase of common stock as of December 31, 2006, but as the Company has an operating loss, a loss per share calculation including those options would be anti-dilutive and is not presented.  The total potential dilutive stock equivalents outstanding at December 31, 2006 were 100,000.  See Note 6 for more information regarding outstanding stock options.

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

F)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition. SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue from the sale of electronic books is recognized when funds are reasonable assured and the products are delivered to the customer or retailer.  The Company had no revenues during the period ending December 31, 2006 or 2005.

(G)

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note 5 below).

(H)

Fair Value of Financial Instruments

All cash and cash equivalents, accounts payable, and accrued liabilities are carried at approximate fair market value.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(I)

Stock Options

Prior to January 1, 2006, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and, as a result, the Company measured stock-based employee compensation using the intrinsic value method.  On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006.  The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006.

Following the provisions of SFAS No. 123(R), the Company has adopted the modified prospective method of accounting and reporting for share-based payments and the Company recognizes the related cost of an option over the period during which an employee is required to provide the requisite service.  The prior periods have not been restated for stock compensation based on estimates of fair value of options.  The Company has estimated the fair value of options using the Black-Scholes option valuation model.  The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested options before exercising them, the estimated volatility of our stock price, and the number of options that will be forfeited prior to the completion of their vesting requirements.

(I)

Impact of New Accounting Standards

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of January 1, 2007. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS 140.  This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early.  The Company does not anticipate the adoption of SFAS 156 will have a material impact on its financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(I)

Impact of New Accounting Standards [continued]

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for us beginning January 1, 2007.  The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  SFAS No. 157 is effective for us beginning January 1, 2008.  The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.  Prior to the issuance of SAB 108, there have been two widely-used methods, known as the “roll-over” and “iron curtain” methods, of quantifying the effects of financial statement misstatements.  The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Neither of these methods considers the impact of misstatements on the financial statements as a whole.  SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures.  This approach is referred to as the “dual approach” as it requires quantification of errors under both the roll-over and iron curtain methods.  SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  We do not believe the adoption of SAB 108 will have a significant effect on our financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(I)

Impact of New Accounting Standards [continued]

SFAS 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	Balance	Useful Life (in years)	Method
Computer Equipment	1,604	5	Straight-line
Accumulated Depreciation	(1,604)
Net Fixed Assets	-

All fixed assets have been fully depreciated since 2004 and therefore, there has been no depreciation expense for either 2006 or 2005.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 3

RELATED-PARTY TRANSACTIONS

Note Payable to Shareholders

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans.  The loans bear interest at the rate of the Wall Street Journal Prime plus 2%.   Each loan has been evidenced by a note.  The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2006.

Principle Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
200,010	289,612	43,658	533,280	March 1, 2008
10,890	89,610	10,115	110,615	March 1, 2008
210,900	379,222	53,773	643,895

The first note is payable to the Company’s president.  On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan.  On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash.  The Company paid an additional principal reduction of $20,000 on October 16, 1996.  Since 1996, additional advances of approximately $135,400 have been made to the Company to pay operating, general and administrative expenses.

The second note is payable to another investor.  This was originally an unsecured note payable to two other individuals.  Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994.  During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000.  On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash.  The Company issued a new promissory note for the remaining principal plus interest.  In February, 1999, this note plus the right to receive all accrued interest was assigned to two shareholders of the Company.  A series of new notes have been written naming those individuals and compounded interest through March 1, 2008.  The Company has recorded accrued interest on this note through December 31, 2006.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 4

LIQUIDITY/GOING CONCERN

The Company has incurred losses from inception amounting to $1,386,240, has a net working capital deficit, and has no operating revenue source as of December 31, 2006.  Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management’s plans include developing the business purpose, as discussed in NOTE 7, and keeping the corporation in good standing for the foreseeable future.

The Company is open to other potential business activities including mergers and acquisitions outside of its current business plan.

NOTE 5

ACCOUNTING FOR TAXES

The provision for income taxes consists of the following:

Current Taxes	$-
Deferred Tax Benefit	(7,261)
Benefits of operating loss carryforwards	7,261
$-

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2026.

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$1,177,685	34%	$400,413
Accrued Related Party Interest	237,301	34%	$80,682
Valuation Allowance			$(481,095)
			$0

This valuation allowance has increased $ 19,553 during the period ending December 31, 2006.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

Expected Provision Based on Statutory Rates	$(19,553)
Effect of:
Change in Valuation allowance	19,553
Total Actual Provision	$(0)

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 6

STOCK OPTIONS

On February 10, 1997, the Company entered into stock option agreements with two directors of the Company.  The options provided for the purchase of a total of 50,000 shares, in two 25,000 share lots, of Company common stock at $.10 per share.  On February 4, 1999 one of the options was exercised.  The other option expired on February 10, 1999.

On January 9, 1998 the directors entered into a stock option contract with another individual as consideration for assistance in developing a business concept.  The option contract allowed the purchase of 100,000 shares of stock at $1 per share if the business concept was developed and successfully sold.  The options expired unexercised in January, 2005.

On August 11, 2004, the Company entered into a stock option agreement with a director of the Company.  The options provide for the purchase of the 100,000 shares of Company common stock at $0.05 per share.

All outstanding options vested in 2004 and were accounted for under APB 25.  During 2006, no option-related compensation expense was recorded for 2006 because no new options were granted and all existing options had fully vested in prior years.

The following table summarizes stock option activity of the plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Months	Aggregate Intrinsic Value
Outstanding at December 31, 2005	100,000	$0.05	19

Activity during the period:
Granted	--	$--
Exercised	--	$--
Canceled/Expired	--	$--

Outstanding at December 31, 2006	100,000	$0.05	7	--

Exercisable at December 31, 2006	100,000	$0.05	7	--

No options were exercised during the period ending December 31, 2006 or 2005.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2006

NOTE 7

BUSINESS PURPOSE

The Company, concluding that its prior business purpose was not viable long term, ceased its gaming consulting operations in 1996.  Since that time, the Company’s majority shareholder has developed several new business plans supported by statistics and numerous un-coded software programs.  The several business plans set forth, in detail, a new methodology for dispute resolution in the United States.  It consists of GamePlan, Inc., as the parent company with several subsidiaries to be formed, including two membership plans, a Rights financing company, two insurance companies, an escrow company, an electronic brief bank retrieval, and a legal website providing useful information and the access portal to Gameplan, Inc., and its subsidiaries to be formed as more fully described in Part I, Item 1 "Description of Business" of the Company’s 10-KSB annual report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

NAME	AGE	POSITION

Robert G. Berry	71	Chief Executive Officer, President, Secretary and Director
John Sien	58	Director

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

No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2006.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2007, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	6,030,500	39.6%
Jon T. Jenkins (2)	6,030,500	39.6%
Jon Sien (3)	0	0.0%

All executive officers and directors as a group (one person)	6,030,500	39.6%

______________

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 31, 2007, which number of shares is 15,225,000.

(1)

Mr. Berry’s address is 3701 Fairview Road Reno, Nevada 89511.  The Robert G. Berry Trust holds the shares.  Robert G. Berry is the trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

(2)

Mr. Jenkins address is 5717 East Almeda Court, Cave Creek, AZ 85331. Jon T. Jenkins owns 5,640,500 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 390,000 shares held in trust for family members.

(3)

Mr. Sien’s address is 14275 Sorrel Lane, Reno, NV. 89511. On August 11, 2004, Mr. Sien, a director, was granted an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Note

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superceded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supercedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2008. Mr. Berry is the indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number

Name of Exhibit

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

______________________

(1)

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The Company paid audit and financial statement review fees totaling $5,950 for the fiscal year ended December 31, 2006 and $4,445 for the year ended December 31, 2005 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The company paid tax return preparation fees totaling $400 for the fiscal year ended December 31, 2006 and $350 for the fiscal year ended December 31, 2005.

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

April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Robert G. Berry

President, Chief Executive Officer,

April 2, 2007

Robert G. Berry

Secretary, Director and Chief Financial Officer