Form 10QSB
period 2007-09-30
GAMEPLAN INC
filed 2007-11-14
CIK 1095146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 8, 2007 there were 15,225,000 shares of the Registrant's common stock issued and outstanding.

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
ASSETS
	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash	$8,437	$1,126
Total Current Assets	8,437	1,126

Property and Equipment
Property and equipment	1,604	1,604
Less: Accumulated Depreciation	(1,604)	(1,604)
Net Property and Equipment	-	-

TOTAL ASSETS	$8,437	$1,126

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$947	$680
Total Current Liabilities	947	680

Long-Term Liabilities
Payable to Shareholders - Note 2	708,137	643,895
Total long-Term Liabilities	708,137	643,895

Total Liabilities	709,084	644,575

Stockholders' Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	727,566	727,566
Accumulated deficit during the development stage	(1,443,438)	(1,386,240)
Total Stockholders' Deficit	(700,647)	(643,449)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$8,437	$1,126

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

September 30, 2007 and 2006 and for the period from inception through September 30, 2007

(Unaudited)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	Inception Through September 30, 2007

Revenues	$-	$-	$-	$-	$932,284

General and admin. Expense	1,305	14,956	2,796	9,626	2,090,458

Operating Loss	(1,305)	(14,956)	(2,796)	(9,626)	(1,158,174)

Interest income	-	-	-	-	16,064
Interest expense	(14,416)	(42,242)	(13,876)	(39,848)	(670,687)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Income (loss) before taxes	(15,721)	(57,198)	(16,672)	(49,474)	(1,842,274)

Provision (benefit) from Income Taxes	-	-	-	-	1,164

Net Income (Loss) before extraordinary item	(15,721)	(57,198)	(16,672)	(49,474)	(1,843,438)
Extraordinary gain, net			-	-	400,000

Net Income (Loss)	$(15,721)	$(57,198)	$(16,672)	$(49,474)	$(1,443,438)

Net Income (Loss) per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.17)

Weighted Average Number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000	8,643,794

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

September 30, 2007 and 2006 (and for the period from inception through September 30, 2007)

(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	Inception Through September 30, 2007
Cash Flow Used for Operating Activities
Net Loss	$(57,198)	$(49,474)	$(1,443,438)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accrued liabilities	42,509	38,848	320,545
Net Cash Flows Used for Operating Activities	(14,689)	(10,626)	(805,683)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	22,000	10,500	1,509,467
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	22,000	10,500	1,018,240

Net Increase / (Decrease) in cash	7,311	(126)	8,437

Beginning Cash Balance	1,126	187	-

Ending Cash Balance	$8,437	$61	$8,437

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Payable to Shareholders accrued an additional $42,242 in interest for the nine months ended September 30, 2007.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 2007.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management.  Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial  reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.  There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

GAMEPLAN, INC.

Date: November 13, 2007	/s/ Robert G. Berry
Robert G. Berry,
President and Director

11