Form 10KSB
period 2007-12-31
GAMEPLAN INC
filed 2008-03-27
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER     000-27305

GAMEPLAN, INC.

(Exact name of registrant as specified in charter)

NEVADA	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 Fairview Road Reno, Nevada	89511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 815-4758

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001

 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements by reference in Part 10-KSB or any amendment to this Form 10-KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☒    No ☐

State issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2007 was approximately $4,000. Because less than 40,000 shares of the Company's common stock has been sold within 60 days of December 31, 2007, and the Company's shares are not actively traded, the market value is based on the aggregate par value of the shares of common stock held by non-affiliates.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2008, the Company had outstanding was 15,225,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. DESCRIPTION OF THE OLD AND THE NEW BUSINESS

Business Overview

For the last several years GamePlan Inc. (“The Company”) attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, we have not been able to gain traction for these plans. The gameplan didn’t work and had to change.

The difficult but obvious conclusion is that the best interest of our shareholders dictates a change from those business plans back to the business plan that the Company originally employed and in which we have considerable expertise. That plan, summarized in the Company History that follows, is to acquire, develop, manage and/or consult gaming opportunities and gaming related opportunities throughout the world. The (“New Plan”).

Summary of Company history

GamePlan Inc. “The Company” (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of December 31, 2007, the Company is indebted to its controlling shareholders in the approximate amount of $750,000 and has a tax loss carry forward of $1,468,880.

Summary of the New Plan

The New Plan of GamePlan Inc., (“the Company”) is to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. The Company will reorganize its Board of Directors and Officers, hire employees as needed and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdiction in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.

Each of these acquisitions/property development projects will be in separate entities that will be owned in whole or by a majority of the stock ownership in the Company.  Each subsidiary will be responsible for operating not more than one gaming facility.

Regulation

Gaming regulation generally

Extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the appropriate regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”), govern the ownership, management, and operation of gaming facilities. These laws, rules, regulations and ordinances vary from jurisdiction to jurisdiction; however, each are directed to the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

Neither the Company nor any subsidiary of the Company will own, manage, operate or consult relative to a gaming facility or gaming related facility unless proper licenses, permits and approvals are obtained. An application for a license, permit or approval may be denied for any cause. Most Regulatory Authorities also have the right to license, investigate, and determine the suitability of any person who has a significant relationship with the Company or any of its subsidiaries, including officers, directors, employees, and security holders of the Company or its subsidiaries. In the event a Regulatory Authority were to find a security holder to be unsuitable, the Company could be sanctioned and may lose its licenses and approvals if the Company recognizes any rights in any entity with such unsuitable person in connection with such securities. The Company will be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable.

The Company’s Articles of Incorporation will be amended to authorize the Company to redeem securities held by persons whose status as a security holder, in the opinion of the Company’s Board of Directors, jeopardizes gaming licenses or approvals of the Company or any of its subsidiaries. Once obtained, licenses, permits, and approvals must be periodically renewed in some jurisdictions and not in others and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit, or restrict a license for any cause they, in their sole discretion, deem reasonable.

Fines for violations may be levied against the holder of a license, and in some jurisdictions, gaming operation revenues may be forfeited to the state. No assurance can be given that any licenses, permits, or approvals will be obtained by the Company or any of its subsidiaries or, if obtained, will be renewed or not revoked in the future. In addition, the rejection or termination of a license, permit, or approval of the Company or any of its employees or security holders in any jurisdiction may have adverse consequences in other jurisdictions. Certain jurisdictions require gaming operators licensed therein to seek approval from the state before conducting gaming in other jurisdictions. The Company and its subsidiaries may be required to submit detailed financial and operating reports to Regulatory Authorities.

The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations or their interpretations could have a material adverse effect on the Company.

Indian gaming regulation generally

The terms and conditions of management contracts or management related contracts for the operation, and under certain circumstances consulting, of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Authority (“IGRA”). IGRA is administered by the National Indian Gaming Commission (“NIGC”). Certain contracts, such as pure development contracts without a management contract, are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the “Secretary”) and the Bureau of Indian Affairs (“BIA”) under USC section 81. The regulations and guidelines under which NIGC will administer the IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

The Company may need to provide the BIA or NIGC with background information on each of its directors and every shareholder who holds five percent or more of the Company issued and outstanding stock (“5% Shareholders”), including a complete financial statement, a description of such person’s business history and gaming experience as well as listing the jurisdictions in which such person holds gaming licenses. Background investigations of key employees also may be required. The Company’s Articles of Incorporation will be amended to contain provisions requiring directors and 5% Shareholders to provide such information.

The IGRA currently requires NIGC to approve management contracts and certain collateral agreements for Indian-owned casinos. The NIGC may review any of the Company’s management contracts and collateral agreements for compliance with the IGRA at any time in the future. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.

Additionally, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance, or a trustee exercising due diligence would not approve such management contract.

A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven-year term if NIGC is satisfied that the capital investment required, the risk exposure, and the income projections for the particular gaming activity justify the longer term.

The IGRA established three separate classes of tribal gaming — Class I, Class II, and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punch boards, instant bingo and card games in which the players bet against other players. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering in which players bet against the gaming operation, otherwise referred to as “betting against the house..”

The IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the state in which the casino is located specifically authorizing the types of commercial gaming the tribe may offer (a “tribal-state compact”). The IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations with default provisions if the state does not negotiate in good faith. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under the IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the states’ consent.

Because Indian tribes are currently unable to compel states to negotiate tribal-state compacts, The Company may not be able to develop and manage casinos in states that refuse to enter into or renew tribal-state compacts.

In addition to the IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which will change over time as more and more jurisdictions seek entry into the casino business so as to receive painless “sin taxes” rather than having their citizens travel to adjacent states to engage in gaming activities there. Any such changes will significantly increase competition with non-Indian gaming and that will have a material adverse effect on the casinos managed by The Company.

Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value in consideration of services for said Indians relative to their lands unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.

The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code (“ITLA”) states that “any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500. . .” No such licenses have been issued to The Company to date. The applicability of the ITLA to Indian gaming management contracts is unclear. The Company believes that the ITLA is not applicable to its management contracts, under which The Company provides services rather than goods to Indian tribes. The Company further believes that the ITLA has been superseded by the IGRA.

Indian tribes are sovereign nations with their own governmental systems which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to the Company would be enforceable by the Company unless the tribe has expressly waived its sovereign immunity as to such obligations. Courts strictly construe such waivers. Additionally, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by the IGRA.

Non-gaming regulation generally

The Company and its subsidiaries to be formed are subject to certain federal, state, and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. Coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to our operations.

Patents, Service Marks, Domain Names and Licenses

Patents

None

Service Marks

None.  All previous service marks under the terminated plan have been abandoned.

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Previous Business Plans

All previous Business Plans have been abandoned.

ITEM 2. DESCRIPTION OF PROPERTY/EMPLOYEES

The Company has no real estate holdings.

Presently, the principal executive offices of the Company are the personal residence and telephone number of Berry, currently the sole officer and one of two principal shareholders of the Company. That business address will change in the near future. The Company also has offices at 8655 East Via de Venturta, Ste: G-200, Scottsdale, AZ 85258, (480) 346-1177.  The Company only has an oral agreement for the Arizona office.

Employees

At December 31, 2007 the Company had one Director (“Berry”), and one officer (“Berry”). Berry receives no compensation and the Company had no employees.

The Company plans to assemble a strong team of gaming industry experts that have superior expertise and successful track-records in all aspects of casino development, construction and management. Further, the Company has access to individual specialists mirroring each of the functional areas found in a casino project. The functional areas include design, construction & development, gaming operations, hospitality, finance/accounting, legal/regulatory, security systems, information technology, retail, marketing, entertainment and human resources.

The Company believes this team when developed will represent a valuable asset that will provide a competitive advantage in creating and enhancing relationships with Indian tribes in the Indian casino business and in the pursuit of non-Indian casino opportunities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any threatened or pending legal action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders during the fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GPLA" and quoted in the pink sheets published by the National Quotations Bureau.

Our common shares are designated as “penny stock”.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

As of March 26, 2008, there were approximately 90 holders of record of the Company's common stock.  This number excludes the number of beneficial owners of shares, if any, held in street name.

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

RECENT SALES OF UNREGISTERED SECURITIES

In order to equalize the stock ownership between the two major shareholders, on or about Feb. 15th, 2007 Berry sold Jon Jenkins (“Jenkins”) 3,356,500 shares of his stock for $0.03 cents per share. Berry and Jenkins are the principal shareholders of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATING RESULTS - OVERVIEW

Our fiscal year ended December 31, 2007 resulted in a net loss of $82,640.  The Company's net loss increased $25,130 from the previous fiscal year ended December 31, 2006. The Company's net loss for the fiscal year ended December 31, 2006 was $57,510.  The Basic Loss per Share for fiscal year 2007 was $0.01 compared to a loss per share of $0.01 for fiscal year ended 2006.  Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the fiscal year ended December 31, 2007, were $0.  The Company generated $0 in revenue for the fiscal year ended December 31, 2006.

OPERATING RESULTS COST OF SALES

No sales and consequently  no costs were incurred in 2007. No sales or costs were incurred in 2006.

OPERATING RESULTS OPERATING EXPENSES

Operating  expense for the  twelve-month  period  ended  December 31, 2007, increased  by  $4,642 to $15,883 as  compared  to $11,241 for the  twelve-month period ended  December 31, 2006. The increase was caused by attorney fees in 2007 that we did not have in 2006.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the twelve-month period ended December 31, 2007, increased $20,488 to $66,757 as compared to $46,269 for the twelve-month period ended December 31, 2006. The reason for this increase is that there was greater interest expense related to the increase in its outstanding notes payable.

LIQUIDITY

As of December 31, 2007, the Company had a total current asset balance of $6,562 and total current liability balance of $-0-.

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

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased state, federal and gaming laws and regulations, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

Plan of Operation

The New Plan of the Company is to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. The Company will reorganize its Board of Directors and Officers, hire employees as needed and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdictions in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.

Each of these acquisitions/property development projects will be in separate entities that will be owned in whole or by a majority of the stock ownership in the Company.  Each subsidiary will be responsible for operating not more than one gaming facility.

The Company will assemble a strong team of gaming industry experts that have superior expertise and successful track-records in all aspects of casino development, construction and management. Further, the Company has access to individual specialists mirroring each of the functional areas found in a casino project. The functional areas include design, construction & development, gaming operations, hospitality, finance/accounting, legal/regulatory, security systems, information technology, retail, marketing, entertainment and human resources.

The Company believes this team when developed will represent a valuable asset that will provide a competitive advantage in creating and enhancing relationships with Indian tribes in the Indian casino business and in the pursuit of non-Indian casino opportunities.

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

RISK FACTORS

There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. There may also be a number of factors not described in this report that could also cause results to differ from our expectations.  Any factor described in this report could by itself, or together with one or more factors, have a negative effect on our business, results of operations and/or financial condition.  The most significant of these risks and uncertainties are listed below.  You should consider carefully these risks together with all of the other information included in this Form 10-KSB.

We have a history of losses and an accumulated deficit and this trend of losses may continue in the future.

We have had no meaningful income from operations for the past three years.  For the fiscal year ended December 31, 2007 we had a net loss of $82,640 and an accumulated deficit of $1,468,880. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of our proposed new services.  We can offer no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

We may have problems raising the money needed in the future.

Our growth strategy includes mergers and/or acquisitions and/or the formation, development, staffing and financing of four very different gaming venues in a difficult credit market.  Our operations will not be viable without significant equity and/or debt financing. We are currently exploring alternatives to fulfill these requirements, including the sale of debt or equity securities together with private investment company funds to support the Company’s activities but cannot assure that financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be unable to implement the New Plan. We may be required to take other actions that may lessen the value of our Common Stock, including borrowing money on terms that are not favorable to us. If we raise the needed funds through the sale of additional shares of our Common Stock or securities convertible into shares of our Common Stock dilution to current stockholders most probably will result.

We are subject to competition.

The gaming/entertainment industry is highly competitive and getting more so. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; card rooms and online gaming outside the United States. The casinos to be managed or owned by the Company will compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. The Company will also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage/consult casinos on Indian land. All existing competitors of the Company have more personnel and greater financial and other resources than the Company presently has. Further expansion of gaming could also significantly affect the Company’s business.

Future growth may place strains on our managerial, operational and financial resources.

If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. To date, the Company has been managed by only one man serving as the sole officer and director of the Company.  The Company must retain many new qualified directors, officers and employees to successfully implement the New Plan. We cannot guarantee that the Company will be able to locate, attract, and hire the management and staff personnel necessary to commence and sustain commercial operations.

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

Off- Balance Sheet Arrangements

The Company has no off-balance arrangements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet December 31, 2007	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Period from Inception [April 27, 1984] through December 31, 2007	F-3
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Period from Inception [April 27, 1984] through December 31, 2007	F-4 – F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Period from Inception [April 27, 1984] through December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the consolidated balance sheet of GamePlan, Inc. [a development stage company] and its wholly owned subsidiary, Gameplaninc.com, as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006, and the period from inception [April 27, 1984] through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2007, and the results of operations and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception [April 27, 1984] through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 26, 2007

GAMEPLAN, INC.
[A Development Stage Company]
Consolidated Balance Sheet
December 31, 2007

ASSETS
2007
Current Assets
Cash	$6,562
Total Current Assets	6,562

Fixed Assets
Property & Equipment	1,604
Accumulated Depreciation	(1,604)
Total Fixed Assets	-

Total Assets	$6,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	-
Total Current Liabilities	-

Long-Term Liabilities
Payable to Shareholder - Note 2	732,651
Total Long-Term Liabilities	732,651

Total Liabilities	732,651

Stockholders’ Deficit
Common stock, $.001 par value, 40,000,000 shares authorized, 15,225,000 issued and outstanding at December 31, 2007	15,225
Additional Paid in Capital	727,566
Deficit accumulated during development stage	(1,468,880)
Total Stockholders’ Deficit	(726,089)
Total Liabilities and Stockholders’ Deficit	$6,562

GAMEPLAN, INC.
[A Development Stage Company]
Consolidated Statement of Operations
For the Years Ended December 31, 2007 and 2006
and for the Period from Inception [April 27, 1984] to December 31, 2007

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period From Inception [April 27, 1984] to December 31, 2007
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book Sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Expenses
General and Administrative	15,883	11,241	2,091,385
Total Expenses	15,883	11,241	2,091,385

Operating Loss	(15,883)	(11,241)	(1,159,101)

Other Income and Expenses
Interest Income	-	-	16,064
Interest Expense	(66,757)	(46,269)	(695,202)
Gain/(loss) on sale of assets	-	-	(29,477)
Total Other Income/(Expense)	(66,757)	(46,269)	(708,615)
Net Loss Before Taxes	(82,640)	(57,510)	(1,867,716)
Income Taxes	-	-	1,164
Net Loss Before Extraordinary Items	(82,640)	(57,510)	(1,868,880)
Extraordinary Item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net (Loss)	$(82,640)	$(57,510)	$(1,468,880)

Loss Per Share from continuing operations
Before Extraordinary item	$(0.01)	$(0.01)	$(0.21)
Extraordinary item	-	-	0.05
Income/(Loss) per share	(0.01)	(0.01)	(0.17)
Weighted Average Shares Outstanding	15,225,000	15,225,000	8,805,762

GAMEPLAN, INC.
[A Development Stage Company]
Consolidated Statement of Stockholders' Equity / (Deficit)
For the Period from Inception [April 27, 1984] to December 31, 2007

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance at Inception, April 27, 1984	-	$-	$-	$-	$-

Issued 750,000 shares of common stock for cash	750,000	750	2,250	-	3,000
Issued 2,500,000 shares of common stock for cash	2,500,000	2,500	19,569	-	22,069
Issued 29,250,000 shares of common stock for cash, December 31, 1991	29,250,000	29,250	-	-	29,250
Reverse split [1 for 5] of 32,500,000 shares of common stock outstanding	(26,000,000)	(26,000)	26,000	-	-
Expenses of merger and stock issuance	-	-	(17,028)	-	(17,028)
Accumulated deficit from inception through December 31, 1991	-	-	-	(5,621)	(5,621)
Balance, December 31, 1991	6,500,000	6,500	30,791	(5,621)	31,670

Net Loss 1992	-	-	-	(326,738)	(326,738)
Balance, December 31, 1992	6,500,000	6,500	30,791	(332,359)	(295,068)

Issued 1,200,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	1,200,000	1,200	248,800	-	250,000
Net Loss 1993	-	-	-	(305,062)	(305,062)
Balance, December 31, 1993	7,700,000	7,700	279,591	(637,421)	(350,130)

Net Loss, 1994	-	-	-	(306,974)	(306,974)
Balance, December 31, 1994	7,700,000	7,700	279,591	(944,395)	(657,104)

Net Loss, 1995	-	-	-	(215,677)	(215,677)
Balance, December 31, 1995	7,700,000	7,700	279,591	(1,160,072)	(872,781)

Issued 4,500,00 shares of common stock in satisfaction of debt, October 7, 1996	4,500,000	4,500	445,500	-	450,000
Net Income, 1996	-	-	-	277,209	277,209
Balance, December 31, 1996	12,200,000	12,200	725,091	(882,863)	(145,572)

Net loss, 1997	-	-	-	(46,264)	(46,264)
Balance, December 31, 1997	12,200,000	12,200	725,091	(929,127)	(191,836)

GAMEPLAN, INC.
[A Development Stage Company]
Consolidated Statement of Stockholders' Equity / (Deficit)
For the Period from Inception [April 27, 1984] to December 31, 2007

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance, December 31, 1997	12,200,000	$12,200	$725,091	$(929,127)	$(191,836)

Issued 3,000,000 shares of common stock for R&D	3,000,000	3,000	-	-	3,000
Net Loss, 1998	-	-	-	(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)

Issued 25,000 shares of common stock for cash	25,000	25	2,475	-	2,500
Net Loss, 1999	-	-	-	(46,310)	(46,310)
Balance, December 31, 1999	15,225,000	15,225	727,566	(1,023,244)	(280,453)

Net Loss, 2000	-	-	-	(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)

Net loss, 2001	-	-	-	(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)

Net loss, 2002	-	-	-	(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)

Net Loss, 2003	-	-	-	(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)

Net loss, 2004	-	-	-	(45,212)	(45,212)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,606)	(523,815)

Net loss, 2005	-	-	-	(62,125)	(62,125)
Balance, December 31, 2005	15,225,000	15,225	727,566	(1,328,730)	(585,939)

Net loss, 2006	-	-	-	(57,510)	(57,510)
Balance, December 31, 2006	15,225,000	15,225	727,566	(1,386,240)	(643,449)

Net loss, 2007	-	-	-	(82,640)	(82,640)
Balance, December 31, 2007	15,225,000	$15,225	$727,566	$(1,468,880)	$(726,089)

GAMEPLAN, INC.
[A Development Stage Company]
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007 and 2006
and for the Period from Inception [April 27, 1984] to December 31, 2007

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period from Inception [April 27, 1984] to December 31, 2007
Cash Flows From Operating Activities
Net Loss	$(82,640)	$(57,510)	$(1,468,880)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Issued common stock for development cost	-	-	3,000
Loss/(gain) on disposal of property & equipment	-	-	29,477
Increase/(decrease) in accrued expenses	66,076	45,949	344,112

Net Cash Provided by Operating Activities	(16,564)	(11,561)	(807,558)

Cash Flows Provided by Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property and equipment	-	-	316,641

Net Cash Provided by Investing Activities	-	-	(204,120)

Cash Flows provided by Financing Activities
Proceeds from loans	22,000	12,500	1,509,467
Loan principal payments	-	-	(531,018)
Proceeds from the issuance of common stock	-	-	39,791
Net Cash Provided by Financing Activities	22,000	12,500	1,018,240

Net increase/(Decrease) in cash	5,436	939	6,562

Beginning Cash Balance	1,126	187	-
Ending Cash Balance	$6,562	$1,126	$6,562
Supplemental Discloser of Cash Flow Information:
Cash paid during the year for Interest	$-	$-	$-
Cash paid during the year for Taxes	$-	$-	$-

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

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

(B)

Cash

Cash consists of cash on deposit in commercial banks.  As of December 31, 2007, the Company had $6,562 in cash deposits.

(C)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the useful lives of the related assets of five to ten years.  Expenditures for repair and maintenance are charged to expense as incurred.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 1

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(D)

Loss per Share

In accordance with Financial Accounting Standard No. 128, “Earnings per Share,” basic loss per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  There are outstanding options for purchase of common stock as of December 31, 2007, but as the Company has an operating loss, a loss per share calculation including those options would be anti-dilutive and is not presented.  The total potential dilutive stock equivalents outstanding at December 31, 2007 were 100,000.  See Note 7 for more information regarding outstanding stock options.

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

(F)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition. SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the period ending December 31, 2007 or 2006.

(G)

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  (See Note 6 below).

The Company adopted FASB Interpretation No. 48 (FIN 48). “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal year 2007. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 had no material impact on the Company’s financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

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

(J)

Impact of New Accounting Standards

In December  2007,  the FASB issued SFAS No. 141  (revised  2007) ("SFAS 141R"),  "Business  Combinations"  and SFAS No. 160 ("SFAS 160"),   "Noncontrolling   Interests  in  Consolidated  Financial Statements,an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and   reporting   for   minority   interests,   which   will   be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009.  Early adoption is not permitted.  The Company is evaluating the impact these statements will have on its financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 2 RELATED-PARTY TRANSACTIONS

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans.  The loans bear interest at the rate of the Wall Street Journal Prime plus 2%.   Each loan has been evidenced by a note.  The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2007.

Principle Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$212,010	$333,270	$54,923	$600,203	March 1, 2009
20,890	99,725	11,833	132,448	March 1, 2009
$232,900	$432,995	$66,756	$732,651

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

The second note is payable to another investor.  This was originally an unsecured note payable to two other individuals.  Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994.  During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000.  On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash.  The Company issued a new promissory note for the remaining principal plus interest.  In February, 1999, this note plus the right to receive all accrued interest was assigned to two shareholders of the Company.  A series of new notes have been written naming those individuals and compounded interest through March 1, 2009.  The Company has recorded accrued interest on this note through December 31, 2007.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	Balance	Useful Life (in years)	Method
Computer Equipment	$1,604	5	Straight-line
Accumulated Depreciation	(1,604)
Net Fixed Assets	$-

All fixed assets have been fully depreciated since 2004 and therefore, there has been no depreciation expense for either 2007 or 2006.

NOTE 4 LIQUIDITY/ GOING CONCERN

The Company has incurred losses from inception amounting to $1,468,880 and has no operating revenue source as of December 31, 2007.  Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management’s plans to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is open to other potential business activities including mergers and acquisitions outside of its current business plan.

NOTE 5 CONCENTRATIONS

The Company depends significantly on funding from the Company’s President and a shareholder to meet its obligations and maintain its filing status. If funds from the Company’s President or the shareholder were no longer available, the Company may experience significant adverse affects including the need to cease operations.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 6 ACCOUNTING FOR TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2027.

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$1,205,401	34%	$409,836
Accrued Related Party Interest	263,479	34%	$89,583
Valuation Allowance			$(499,419)
			$-

This valuation allowance has increased $ 28,098 from $471,321 during the period ending December 31, 2007.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

Expected Provision Based on Statutory Rates	$(28,098)
Effect of:
Change in Valuation allowance	28,098
Total Actual Provision	$-

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

Balance as of January 1, 2007	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of December 31, 2007	$-

The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2004, will close by expiration of the statute of limitations on April 5, 2008.  The years ended December 31, 2005, 2006, and 2007 are open for examination.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Consolidated Financial Statements

December 31, 2007

NOTE 7 STOCK OPTIONS

On August 11, 2004, the Company entered into a stock option agreement with a director of the Company.  The options provide for the purchase of the 100,000 shares of Company common stock at $0.05 per share.  Prior to January 1, 2006, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and, as a result, we measured stock-based employee compensation using the intrinsic value method.  On December 19, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  For public companies that file as small business issuers, the reporting requirements under SFAS No. 123(R) became effective January 1, 2006.  We adopted the provisions of SFAS No. 123(R) as of January 1, 2006.

Following the provisions of SFAS No. 123(R), we have adopted the modified prospective method of accounting and reporting for share-based payments and we recognize the related cost of an option over the period during which an employee is required to provide the requisite service.  The prior periods have not been restated for stock compensation based on estimates of fair value of options.  We have estimated the fair value of options using the Black-Scholes option valuation model.  The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested options before exercising them, the estimated volatility of our stock price, and the number of options that will be forfeited prior to the completion of their vesting requirements.  All outstanding options vested in 2004 and were accounted for under APB 25.   No option-related compensation expense was recorded for 2007 and 2006 because no new options were granted and all existing options had fully vested in prior years.

The following table summarizes stock option activity of the plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Months	Aggregate Intrinsic Value
Outstanding at December 31, 2006	100,000	$0.05	19

Activity during the period:
Granted	--	$--
Exercised	--	$--
Canceled/Expired	--	$--

Outstanding at December 31, 2007	100,000	$0.05	7	--

Exercisable at December 31, 2007	100,000	$0.05	7	--

No options were exercised during the period ending December 31, 2007 or 2006. Subsequent to year end, all outstanding options were exercised.

NOTE 8 SUBSEQUENT EVENT

During March 2008, a member of the board of directors resigned and exercised 100,000 shares of common stock at $.05 per share.

ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

On March 18, 2008, Mr. John Sien resigned from the Board of Directors in order to pursue other business activities. There were no disagreements between Mr. Sien and the Company.

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

NAME	AGE	POSITION

Robert G. Berry	72	President, Secretary and Director
John Sien	59	Director (since resigned on March 18, 2008)

Mr. Berry received a BA degree from the University of Nevada in 1961, and a JD degree from the University of Notre Dame law school in 1963. After spending four years in the District Attorney's office in Reno, Nevada, Mr. Berry joined the law firm of Laxalt and Berry in Carson City, Nevada.  Mr. Berry's areas of emphasis while in private practice were plaintiff's personal injury litigation and gaming regulatory work.  While practicing law, Mr. Berry entered into a number of business ventures, including shopping center and condominium development, restaurants, cattle feeding and breeding. Both during and after Mr. Berry left the active practice of law in 1977 he has owned and operated 3 gaming facilities, engaged in more than 50 business ventures and operations and built the town of Wendover, NV.  Presently, Mr. Berry is a part time Nevada Supreme Court Settlement Judge.

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

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2007.

ITEM 10. EXECUTIVE COMPENSATION

For several years, we have not paid any cash compensation to our executive officers. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

COMPENSATION OF DIRECTORS

Persons who are directors and employees will not be additionally compensated for their services as  directors.  In 2005, Mr. John Sien was appointed to our Board of Directors.  Mr. Sien is not an employee and was granted an option to purchase 100,000 shares of the common stock of GamePlan at $0.05 per share. Mr. Sien has since resigned from the Board and has exercised his option.

While we are presently developing incentive compensation for Directors, Officers and Employees of the New Plan, there is not, as of the date of this report, any plan in place for incentive compensation.

OTHER COMPENSATION ARRANGEMENTS

The Company does not currently have any other form of compensation arrangements.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2008, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	6,030,500	39.6%
Jon T. Jenkins (2)	6,030,500	39.6%

All executive officers and directors as a group (one person)	6,030,500	39.6%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 26, 2008, which number of shares is 15,225,000.

(1)

Mr. Berry’s address is 3701 Fairview Road, Reno, Nevada 89511.  The Robert G. Berry Trust owns the shares. Robert G. Berry is the sole trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

(2)

Mr. Jenkins address is 5717 East Almeda Court, Cave Creek, AZ 85331. Jon T. Jenkins owns 5,640,500 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 390,000 shares held in trust for family members.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of Jan. 1st, 2008, the Company owes Berry $600,203. The entire unpaid principal and interest is due on or before March 1, 2009. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2009. As of Jan. 1st, 2008, the Company owes Jenkins $132,448. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

(1)

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company owes our current independent accountants Mantyla McReynolds audit and financial statement review fees of $6,821 for the fiscal year ended December 31, 2007. It paid $5,950 in audit and financial statement review fees for the year ended December 31, 2006 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The Company paid tax return preparation fees totaling $400 for the fiscal year ended December 31, 2007 and $400 for the fiscal year ended December 31, 2006.

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The Company’s Board of Directors approved the above services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	(Registrant)	GAMEPLAN, INC.

Date: March 26, 2008	By:	/s/ Robert G. Berry
Robert G. Berry,
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Secretary, Treasurer and Director	March 26, 2008
Robert G. Berry