Form 10-Q
period 2008-03-31
GAMEPLAN INC
filed 2008-05-15
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:

000-27435

GAMEPLAN, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3701 Fairview Road Reno, Nevada	89511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 815-4758

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated Filer  ☐

             Non-accelerated filer   ☐ (Do not check if smaller reporting company)

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

As of May 13, 2008 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$3,751	$6,562
Total Current Assets	3,751	6,562

Property and Equipment
Property and equipment	1,604	1,604
Less: Accumulated Depreciation	(1,604)	(1,604)
Net Property and Equipment	-	-

TOTAL ASSETS	$3,751	$6,562

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$6,250	$-
Total Current Liabilities	6,250	-

Long-Term Liabilities
Payable to Shareholders – Note 2	748,173	732,651
Total long-Term Liabilities	748,173	732,651

Total Liabilities	754,423	732,651

Stockholders’ Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	727,566	727,566
Accumulated deficit during the development stage	(1,493,463)	(1,468,880)
Total Stockholders’ Deficit	(750,672)	(726,089)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,751	$6,562

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
March 31, 2008 and 2007 and for the period from inception through March 31, 2008
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Inception Through March 31, 2008
Revenues	$-	$-	$932,284

General and admin. Expense	9,062	11,103	2,100,446

Operating Loss	(9,062)	(11,103)	(1,168,162)

Interest income	-	-	16,064
Interest expense	(15,521)	(13,658)	(710,724)
Gain/(loss) on asset sales	-	-	(29,477)

Income (loss) before taxes	(24,583)	(24,761)	(1,892,299)

Provision (benefit) from Income Taxes	-	-	(1,164)

Net Income (Loss) before extraordinary item	(24,583)	(24,761)	(1,893,463)
Extraordinary gain, net	-	-	400,000

Net Income (Loss)	$(24,583)	$(24,761)	$(1,493,463)

Net Income (Loss) per share	(0.01)	(0.01)	(0.17)

Weighted Average Number of shares outstanding	15,225,000	15,225,000	8,780,903

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statement of Cash Flows
March 31, 2008 and 2007(and for the period from inception through March 31, 2008)
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Inception Through March 31, 2008
Cash Flow Used for Operating Activities
Net Loss	$(24,583)	$(24,761)	$(1,493,463)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad debt expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for expenses	-	-	3,000
Loss on disposal of assets	-	-	29,477
Increase/ (Decrease) in accrued expenses	21,772	21,816	365,884
Net Cash Flows Used for Operating Activities	(2,811)	(2,945)	(810,369)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	-	2,000	1,509,467
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	-	2,000	1,018,240

Net Increase / (Decrease) in cash	(2,811)	(945)	3,751

Beginning Cash Balance	6,562	1,126	-

Ending Cash Balance	$3,751	181	3,751

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 - PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - RELATED PARTY TRANSACTIONS

The payable to shareholders accrued an additional $15,522 in interest for the three months ended March 31, 2008.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 2008.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The Company adopted SFAS 157 on January 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here and in the Company's Form 10-KSB for the fiscal year ended December 31, 2007 are not all inclusive.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The information set forth in the following discussion should be read with the financial statements of Gameplan, Inc. included elsewhere herein.

Business Overview

For the last several years GamePlan Inc. (“The Company”) attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, we have not been able to gain traction for these plans. The game plan didn’t work and had to change.

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

Summary of Company history

GamePlan Inc. “The Company” (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of March 31, 2008, the Company is indebted to its controlling shareholders in the approximate amount of $748,000.

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

Previous Business Plans

All previous Business Plans have been abandoned.

Property

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Employees

At March 31, 2008 the Company had one Director (“Berry”), and one officer (“Berry”). Berry receives no compensation and the Company had no employees.

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

OPERATING RESULTS - OVERVIEW

Our quarter ended March 31, 2008 resulted in a net loss of $24,583. The Company's net loss decreased $178 from the previous year quarter ended March 31, 2007. The Company's net loss for the quarter ended March 31, 2007 was $24,761.  The Basic Loss per Share for the current and prior year quarters ended March 31 was $0.01.  Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the quarters ended March 31, 2008 and 2007 were $0.

OPERATING RESULTS COST OF SALES

No sales and consequently no costs were incurred for the quarters ended March 31, 2008 and 2007.

OPERATING RESULTS OPERATING EXPENSES

Operating expense for the quarter ended March 31, 2008, decreased by $2,041 to $9,062 as compared to $11,103 for the quarter ended March 31, 2007. The decrease was caused by attorney fees in 2007 that we did not have in 2008.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the quarter ended March 31, 2008, increased $1,863 to $15,521 as compared to $13,658 for the prior year quarter. The reason for this increase is that there was greater interest expense related to the increase in its outstanding notes payable.

LIQUIDITY

As of March 31, 2008, the Company had a total current asset balance of $3,751 and total current liability balance of $6,250. In addition, the Company is indebted to two shareholders in the amount of $748,173.

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

There have been no material developments towards implementation, funding, or development of the New Plan.  No elements of the New Plan have been implemented and the Company has no revenues from business operations. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the “Risk Factors” section of the Annual Report on Form 10-KSB for December 31, 2007.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

Although our disclosure controls and internal controls were designed to provide reasonable assurance of achieving their objectives, and our principal executive officer who is also our principal financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During March 2008, a member of the board of directors resigned and exercised 100,000 shares of common stock at $.05 per share. The proceeds were used for general operating purposes.

Item 3.  Defaults Upon Senior Securities

The Company has not issued nor has outstanding any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the shareholders during the quarter ended March 31, 2008.

Item 5.  Other Information

On March 18, 2008, Mr. John Sien resigned from the Board of Directors in order to pursue other business activities. There were no disagreements between Mr. Sien and the Company.

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of March 31, 2008, the Company owes Berry $613,460. The entire unpaid principal and interest is due on or before March 1, 2009. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2009. As of March 31, 2008, the Company owes Jenkins $134,713. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

Item 6.  Exhibits

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

GAMEPLAN, INC.

Date: May 14, 2008	/s/ Robert G. Berry
Robert G. Berry,
President and Director