Form 10-Q
period 2008-06-30
GAMEPLAN INC
filed 2008-08-14
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒ Yes  ☐ No

As of August 11, 2008 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Consolidated Balance Sheets

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets
Cash	$1,201	$6,562
Total current assets	1,201	6,562

Property and equipment
Property and equipment	1,604	1,604
Less: Accumulated depreciation	(1,604)	(1,604)
Net property and equipment	-	-

TOTAL ASSETS	$1,201	$6,562

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$650	$-
Accrued liabilities	25,000
Total current liabilities	25,650	-

Long-term liabilities
Payable to shareholders - Note 2	763,776	732,651
Total long-term liabilities	763,776	732,651

Total liabilities	789,426	732,651

Stockholders' deficit
Common stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	727,566	727,566
Accumulated deficit during the development stage	(1,531,016)	(1,468,880)
Total stockholders' deficit	(788,225)	(726,089)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,201	$6,562

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the three and six month periods ended June 30, 2008 and 2007 and for the period from inception through June 30, 2008
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Revenues	$-	$-	$-	$-	$932,284

General and administrative expense	28,950	2,548	38,012	13,652	2,129,396

Operating loss	(28,950)	(2,548)	(38,012)	(13,652)	(1,197,112)

Interest income	-	-	-	-	16,064
Interest expense	(8,603)	(14,169)	(24,124)	(27,827)	(719,326)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Income (loss) before taxes	(37,553)	(16,717)	(62,136)	(41,479)	(1,929,852)

Provision (benefit) from income taxes	-	-	-	-	(1,164)

Net income (loss) before extraordinary item	(37,553)	(16,717)	(62,136)	(41,479)	(1,931,016)
Extraordinary gain, net		-		-	400,000

Net income (loss)	$(37,553)	$(16,717)	$(62,136)	$(41,479)	$(1,531,016)

Net income (loss) per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.17)

Weighted average number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000	8,847,337

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statement of Cash Flows
For the six month periods ended June 30, 2008 and 2007 and for the period from inception through June 30, 2008
(Unaudited)

	For the Six	For the Six	Inception
	Months Ended	Months Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008

Cash flow used for operating activities
Net loss	$(62,136)	$(41,479)	$(1,506,016)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad debt expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest		-	49,589
Stock issued for expenses	-	-	3,000
Loss on disposal of assets	-	-	29,477
(Increase)/decrease in prepaid expenses	-	(5)	-
Increase/(decrease) in accrued expenses	49,775	27,147	393,887
Net cash flows used for operating activities	(36,485)	(14,337)	(819,919)

Cash flows used for investing activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net cash flows used for investing activities	-	-	(204,120)

Cash flows used for financing activities
Shareholder loan proceeds	7,000	22,000	1,516,467
Loan principle payments	-	-	(531,018)
Proceeds from issuance of common stock	-	-	39,791
Net cash flows used for financing activities	7,000	22,000	1,025,240

Net increase/(decrease) in cash	(5,361)	7,663	1,201

Beginning cash balance	6,562	1,126	-

Ending cash balance	$1,201	$8,789	$1,201

Supplemental disclosures
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

GAMEPLAN, INC.

[A Development Stage Company]

Notes to the Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

The payable to shareholders accrued an additional $24,124 in interest for the six months ended June 30, 2008.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 2008.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”) (December 2007)

SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”)

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (March 2008)

This standard requires enhanced disclosures about a company’s derivative and hedging activities. Management does not expect adoption of SFAS 161, which is effective for the Company at the beginning of its fiscal year 2010, to have a material impact on the Company’s financial statements.

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

SFAS 163 Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (May 2008)

SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

NOTE 5 – SUBSEQUENT EVENT/SETTLEMENT

The Company entered into an oral employment and compensation agreement. The parties were unable to agree to a definitive, written agreement therefore settled any outstanding obligation(s) that the Company might or might not have by paying the sum of $25,000. Subsequent to June 30, 2008 and in exchange for the payment, which was loaned to the Company by a shareholder, all parties signed a Mutual Release and Bilateral Covenant Not to Sue Agreement thus concluding the matter.  As of June 30, 2008 the Company accrued this liability of $25,000.

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

Summary of Company history

GamePlan Inc. “The Company” (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of June 30, 2008, the Company is indebted to its controlling shareholders in the approximate amount of $764,000.

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Employees

At June 30, 2008 the Company had one Director (“Berry”), and one officer (“Berry”). Berry receives no compensation and the Company had no employees.

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

OPERATING RESULTS - OVERVIEW

For the six months ended June 30, 2008 we incurred a net loss of $62,136. The Company's net loss increased $20,657 from the six months ended June 30, 2007. The Company's net loss for the six months ended June 30, 2007 was $41,479.  The Basic Loss per Share for the current and prior year six months ended June 30 was $0.01. Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the six months ended June 30, 2008 and 2007 were $0.

OPERATING RESULTS COST OF SALES

No sales and consequently no costs were incurred for the six months ended June 30, 2008 and 2007.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2008, increased by $24,360 to $38,012 as compared to $13,652 for the six months ended June 30, 2007. The increase was attributable to an oral employment and compensation agreement, that was subsequently settled for $25,000.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the six months ended June 30, 2008, decreased $3,703 to $24,124 as compared to $27,827 for the prior year six month period, due to a decrease in the prime lending rate.

LIQUIDITY

As of June 30, 2008, the Company had a total current asset balance of $1,201 and total current liability balance of $25,650. In addition, the Company is indebted to two shareholders in the amount of $763,776.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During March 2008, a member of the board of directors resigned and exercised 100,000 shares of common stock at $.05 per share. The proceeds have not yet been received; therefore the shares have not been issued.  The Company expects to use any proceeds for general operating purposes.

Item 3.  Defaults Upon Senior Securities

The Company has not issued nor has outstanding any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the shareholders during the six months ended June 30, 2008.

Item 5.  Other Information

On March 18, 2008, Mr. John Sien resigned from the Board of Directors in order to pursue other business activities. There were no disagreements between Mr. Sien and the Company.

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192.44, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,407.84, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of June 30, 2008, the Company owes Berry $622,715. The entire unpaid principal and interest is due on or before March 1, 2009. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.36.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2009. As of June 30, 2008, the Company owes Jenkins $141,061. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: August 13, 2008	/s/ Robert G. Berry
Robert G. Berry,
President and Director