Form 10-Q
period 2008-09-30
GAMEPLAN INC
filed 2008-11-13
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☒ Yes  ☐ No

As of November 6, 2008 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheets

ASSETS
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$2,275	$6,562
Total Current Assets	2,275	6,562

Property and Equipment
Property and equipment	1,604	1,604
Less: Accumulated Depreciation	(1,604)	(1,604)
Net Property and Equipment	-	-

TOTAL ASSETS	$2,275	$6,562

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$2,769	$-
Accrued Liabilities	25,000	-
Total Current Liabilities	27,769	-

Long-Term Liabilities
Payable to Shareholders - Note 2	788,313	732,651
Total long-Term Liabilities	788,313	732,651

Total Liabilities	816,082	732,651

Stockholders' Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	727,566	727,566
Accumulated deficit during the development stage	(1,556,598)	(1,468,880)
Total Stockholders' Deficit	(813,807)	(726,089)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,275	$6,562

See accompanying notes to financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

For the three and nine month periods ended September 30, 2008 and 2007 and for the period from inception through September 30, 2008

(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Inception Through September 30, 2008

Revenues	$-	$-	$-	$-	$932,284

General and administrative expense	14,045	1,305	52,057	14,956	2,143,441

Operating loss	(14,045)	(1,305)	(52,057)	(14,956)	(1,211,157)

Interest income	-	-	-	-	16,064
Interest expense	(11,537)	(14,416)	(35,661)	(42,242)	(730,864)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Income (loss) before taxes	(25,582)	(15,721)	(87,718)	(57,198)	(1,955,434)

Provision (benefit) from income taxes	-	-	-	-	(1,164)

Net income (loss) before extraordinary item	(25,582)	(15,721)	(87,718)	(57,198)	(1,956,598)
Extraordinary gain, net	-	-	-	-	400,000

Net income (loss)	$(25,582)	$(15,721)	$(87,718)	$(57,198)	$(1,556,598)

Net income (loss) per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.17)

Weighted average number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000	8,912,415

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

September 30, 2008 and 2007 (and for the period from inception through September 30, 2008)

(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Inception Through September 30, 2008
Cash Flow Used for Operating Activities
Net Loss	$(87,718)	$(57,198)	$(1,556,598)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest		-	49,589
Stock issued for expenses	-	-	3,000
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accrued expenses	63,431	42,509	407,543
Net Cash Flows Used for Operating Activities	(24,287)	(14,689)	(831,845)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	20,000	22,000	1,529,467
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	20,000	22,000	1,038,240

Net Increase / (Decrease) in cash	(4,287)	7,311	2,275

Beginning Cash Balance	6,562	1,126	-

Ending Cash Balance	$2,275	$8,437	$2,275

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, two shareholders loaned the Company $20,000.

The payable to shareholders accrued an additional $11,537 in interest for the three months ended September 30, 2008.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2008.  Financing the Company’s activities to date has primarily been the result of borrowing from shareholders.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

September 30, 2008

(Unaudited)

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

NOTE 5 – SUBSEQUENT EVENT

Pursuant to a shareholder’s meeting in which nominations for the Board of Directors were made, a meeting was held on Oct. 17th, 2008 in Reno, NV. The nominees, Robert G. Berry, Ray Brown, David W. Young, Jon Jenkins and L. Steven Haynes accepted their nominations to be Board members of GamePlan Inc. Compensation was set at $2,500 per attended meeting and $1,000 for telephonic Board meetings plus out-of-pocket actual expenses.  All fees and expenses will accrue and be paid when cash flow permits. As further compensation, The Board then adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commences on the date of this meeting (Oct. 17th 2008). Subsequent options shall be granted on Oct. 17th 2010, Oct. 17th 2011, Oct. 17th 2012 and the final stock option grant on Oct. 17th 2013 on condition that the Directors are Directors at the time of the subsequent option grants. In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

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

Business Overview

For the last several years GamePlan Inc. (“Company”) attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, we have not been able to gain traction for these plans. The game plan didn’t work and had to change.

The difficult but obvious conclusion is that the best interest of our shareholders dictates a change from those business plans back to the business plan that the Company originally employed and in which we have considerable expertise. That plan, summarized in the Company History that follows, is to acquire, develop, manage and/or consult gaming opportunities and gaming related opportunities throughout the world, (“New Plan”).

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of September 30, 2008, the Company is indebted to its controlling shareholders in the approximate amount of $788,000.

Summary of the New Plan

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

Presently, the principal executive offices of the Company are the personal residence and telephone number of Robert G. Berry, currently the sole officer and one of two principal shareholders of the Company. That business address will change in the near future. The Company also has offices at 8655 East Via de Venturta, Ste: G-200, Scottsdale, AZ 85258, (480) 346-1177.  The Company only has an oral agreement for the Arizona office.

Patents, Service Marks, Domain Names and Licenses

Patents

None

Service Marks

None.  All previous service marks under the terminated plan have been abandoned.

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Employees

During the quarter ended September 30, 2008 the Company expanded the board to five members. The Company currently has one officer, Robert G. Berry, who receives no compensation and the Company has no other employees.

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

OPERATING RESULTS - OVERVIEW

For the nine months ended September 30, 2008 we incurred a net loss of $87,718. The Company's net loss increased $30,520 from the nine months ended September 30, 2007. The Company's net loss for the nine months ended September 30, 2007 was $57,198.  The basic loss per share for the current and prior year nine months ended September 30 was $(0.01). Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the nine months ended September 30, 2008 and 2007 were $0.

OPERATING RESULTS COST OF SALES

No sales and consequently no costs were incurred for the nine months ended September 30, 2008 and 2007.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008, increased by $37,101 to $52,057 as compared to $14,956 for the nine months ended September 30, 2007. The increase was attributable to an oral employment and compensation agreement that was subsequently settled for $25,000.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the nine months ended September 30, 2008, decreased $6,581 to $35,661 as compared to $42,242 for the prior year nine month period, due to a decrease in the prime lending rate.

LIQUIDITY

As of September 30, 2008, the Company had a total current asset balance of $2,275 and total current liability balance of $27,769. In addition, the Company is indebted to two shareholders in the amount of $788,313.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on September 12, 2008,  the holders of 79% of the outstanding voting securities of GamePlan, Inc., a Nevada corporation (the “Company”), voted to elect the following persons to the Company’s Board of Directors, to serve until the next annual meeting of the Company’s stockholders or until such director’s prior death, resignation or termination and the appointment and qualification of his successor:  Robert G. Berry; Jon T. Jenkins; Ray Brown; L. Steven Haynes; and David W. Young.

Mr. Berry received a BA degree from the University of Nevada in 1961, and a JD degree from the University of Notre Dame law school in 1963. After spending four years in the District Attorney's office in Reno, Nevada, Mr. Berry joined the law firm of Laxalt and Berry in Carson City, Nevada.  Mr. Berry's areas of emphasis while in private practice were plaintiff's personal injury litigation and gaming regulatory work.  While practicing law, Mr. Berry entered into a number of business ventures, including shopping center and condominium development, restaurants, cattle feeding and breeding. Both during and after Mr. Berry left the active practice of law in 1977 he has owned and operated three gaming facilities, engaged in more than 50 business ventures and operations and built the town of Wendover, NV.  Presently, Mr. Berry is a part time Nevada Supreme Court Settlement Judge.

Jon T. Jenkins was a co-founder of GamePlan in 1991.  Mr. Jenkins has 30 years of gaming management experience with 20 of those years serving on the board of directors for several casinos.  Mr. Jenkins presently oversees the day to day operations of two casinos on the Salt River Indian Community adjacent to the metro Phoenix area.  Mr. Jenkins graduated with a Bachelor of Science degree from California State University.

Ray Brown has 24 years of experience in the gaming industry.  Currently, Mr. Brown is a consultant focusing on the identification, development, financing and construction of native and  non-native gaming operations.  Mr. Brown graduated with a Bachelor of Science degree from the University of Nevada-Reno.

L. Steven Haynes is currently leading Boulder Bay Resort, which is a mixed use development including hotel, retail, residential and casino on 18 acres in Lake Tahoe, Nevada.  Mr. Haynes has had several projects where he worked on the development and financing of both native and non-native gaming operations.  Mr. Haynes graduated from Wake Forest University with a Bachelor of Arts degree.

David W. Young is a personal financial manager at his own firm of D. W. Young, LLC in Las Vegas, Nevada.  Mr. Young has worked at several gaming companies including, Boyd Gaming, Fremont Hotel & Casino, and Sahara Resorts.  Mr. Young graduated with a Bachelor of Science degree from the University of Nevada - Las Vegas.

Item 5.  Other Information

On March 18, 2008, Mr. John Sien resigned from the Board of Directors in order to pursue other business activities. There were no disagreements between Mr. Sien and the Company.

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of September 30, 2008, the Company owes Berry $640,465. The entire unpaid principal and interest is due on or before March 1, 2009. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2009. As of September 30, 2008, the Company owes Jenkins $147,848. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: November 13, 2008	/s/ Robert G. Berry
Robert G. Berry,
President and Director