Form 10-K
period 2008-12-31
GAMEPLAN INC
filed 2009-03-30
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Common Stock, par value $.001

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the closing sales price of the registrant’s common stock on that date, was approximately $1,328,000. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 24, 2009 was 15,225,000.

FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.

Business

For the last several years GamePlan Inc. (“Company”) attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, we have not been able to gain traction for these plans. The game plan did not work and had to change.

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

Summary of Company history

The Company (Cusip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of December 31, 2008, the Company is indebted to its controlling shareholders in the approximate amount of $838,137.

Summary of the New Plan

The New Plan of the Company is to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. The Company plans to reorganize its Board of Directors and Officers, hire employees as needed and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdiction in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.  Each of these acquisitions/property development projects will be in separate entities that will be owned in whole or by a majority of the stock ownership in the Company.  Each subsidiary will be responsible for operating not more than one gaming facility.  As of the date of this Report, the Company has not identified any suitable merger or acquisition candidates and their can be no assurance that we will be successful in this regard.

Regulation

Gaming regulation generally

If we are able to merge with or acquire an existing gaming property, we will become subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the appropriate regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”), and which govern the ownership, management, and operation of gaming facilities. These laws, rules, regulations and ordinances vary from jurisdiction to jurisdiction; however, each are directed to the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

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

The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations or their interpretations could have a material adverse effect on the Company if it is able to re-enter the gaming industry.

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

The IGRA established three separate classes of tribal gaming — Class I, Class II, and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punch boards, instant bingo and card games in which the players bet against other players. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering in which players bet against the gaming operation, otherwise referred to as “betting against the house.”

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

In addition to the IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which will change over time as more and more jurisdictions seek entry into the casino business so as to receive painless “sin taxes” rather than having their citizens travel to adjacent states to engage in gaming activities there. Any such changes will significantly increase competition with non-Indian gaming and that will have a material adverse effect on any casinos that  the Company undertakes to manage in the future.

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

The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code (“ITLA”) states that “any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500. . .” No such licenses have been issued to the Company to date. The applicability of the ITLA to Indian gaming management contracts is unclear. The Company believes that the ITLA would not be applicable to any management contracts that it may obtain in the future, under which the Company would be providing services rather than goods to Indian tribes. The Company further believes that the ITLA has been superseded by the IGRA.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.

Properties

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Item 3.

Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of March 24, 2009, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on September 12, 2008,  the holders of 79% of the outstanding voting securities of GamePlan, Inc., a Nevada corporation (the “Company”), voted to elect the following persons to the Company’s Board of Directors, to serve until the next annual meeting of the Company’s stockholders or until such director’s death, resignation or termination and the appointment and qualification of his successor:  Robert G. Berry; Jon T. Jenkins; Ray Brown; L. Steven Haynes; and David W. Young.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GPLA" and quoted in the pink sheets published by the National Quotations Bureau.

Set forth below are the high and low closing bid prices for our common stock for each quarter of our two most recently completed fiscal years.  These bid prices were obtained from Pink Sheets, LLC, formerly known as the “National Quotation Bureau, LLC,” All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2007 through March 31, 2007	$0.15	$0.05
April 1, 2007 through June 30, 2007	$0.20	$0.10
July 1, 2007 through September 30, 2007	$0.20	$0.10
October 1, 2007 through December 31, 2007	$0.15	$0.12
January 1, 2008 through March 31, 2008	$0.12	$0.08
April 1, 2008 through June 30, 2008	$0.10	$0.05
July 1, 2008 through September 30, 2008	$0.20	$0.10
October 1, 2008 through December 31, 2008	$0.20	$0.15

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

As of March 24, 2008, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Options Granted October 17, 2008

The Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commences on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants.  The Company determined that all 2,500,000 were technically granted on October 17, 2008 based on the guidance in SFAS 123(R).  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the performance requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

The following table summarizes stock option activity of the plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Months	Aggregate Intrinsic Value
Outstanding at December 31, 2006	100,000	$0.05	19

Activity during the period:
Granted	-	$--
Exercised	-	$--
Canceled/Expired	--	$--

Outstanding at December 31, 2007	100,000	$0.05	7	--
Activity during the period:
Granted	2,500,000	$.20	67
Exercised	--	$--
Canceled/Expired	--	$--

Outstanding at December 31, 2008	2,600,000	$0.19	65	--

Exercisable at December 31, 2008	600,000	$0.18	28	--

During 2008, an option holder informed the Company they were exercising 100,000.  As of December 31, 2008, though, the Company has not received payment for the shares and has not issued shares for the options.  The Company plans to honor the option agreement upon receipt of the exercise funds.  As of December 31, 2008, the Company reports the options as outstanding and exercisable.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the past three years.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None; not applicable.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Overview

Our fiscal year ended December 31, 2008 resulted in a net loss of $222,875.  The Company's net loss increased $140,235 from the previous fiscal year ended December 31, 2007. The Company's net loss for the fiscal year ended December 31, 2007 was $82,640.  The Basic Loss per Share for fiscal year 2008 was $0.01 compared to a loss per share of $0.01 for fiscal year ended 2007.  Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the years ended December 31, 2008 and 2007 were $0.

Cost of Sales

No sales and consequently no costs were incurred for the years ended December 31, 2008 and 2007.

Operating Expenses

Operating expenses for the year ended December 31, 2008, increased by $148,879 to $164,762 as compared to $15,883 for the year ended December 31, 2007. The increase was attributable to an oral employment and compensation agreement that was subsequently settled for $25,000. In addition, we incurred $95,745 in stock based compensation expenses for the fair value of options granted to our new directors.

Interest Expense

Interest expense for the year ended December 31, 2008, decreased to $58,113 as compared to $66,757 for the prior year period, due to a decrease in the prime lending rate.

Liquidity

As of December 31, 2008, the Company had a total current asset balance of $129 and total current liability balance of $15,211. In addition, the Company is indebted to two shareholders in the amount of $838,137.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2008.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Plan of Operation

The New Plan of the Company is to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. The Company plans to reorganize its Board of Directors and Officers, hire employees as needed and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdictions in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.  As of the date of this Report, the Company has not identified any suitable merger or acquisition candidates.  We intend that any such acquisitions/property development projects will be in separate entities that will be owned in whole or by a majority of the stock ownership in the Company.  Each subsidiary will be responsible for operating not more than one gaming facility.

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

There have been no material developments towards implementation, funding, or development of the New Plan.  No elements of the New Plan have been implemented and the Company has no revenues from business operations. Accordingly, there are substantial risks and uncertainties associated with investment in the Company, and we can provide no assurance that we will be able to pursue the New Plan with any degree of success whatsoever.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.

Financial Statements and Supplementary Data

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the balance sheets of GamePlan, Inc. [a development stage company] as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007, and the period from inception [April 27, 1984] through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1992, and expressed unqualified opinions on those statements in our reports.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007, and for the period from inception [April 27, 1984] through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that GamePlan, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations since its inception and has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 23, 2009

GAMEPLAN, INC.
[A Development Stage Company]
Balance Sheets
December 31, 2008 and 2007

ASSETS	2008	2007
Current Assets
Cash	$129	$6,562
Total Current Assets	129	6,562

TOTAL ASSETS	$129	$6,562

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$2,711	$-
Accrued director compensation	12,500
Total Current Liabilities	15,211	-

Long-Term Liabilities
Payable to Shareholders - Note 2	838,137	732,651
Total long-Term Liabilities	838,137	732,651

Total Liabilities	853,348	732,651

Stockholders' Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	823,311	727,566
Accumulated deficit during the development stage	(1,691,755)	(1,468,880)
Total Stockholders' Deficit	(853,219)	(726,089)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$129	$6,562

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2008 and 2007 and for the Period from Inception (April 27, 1984) through December 31, 2008

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Inception Through December 31, 2008
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other income	-	-	27,168
Total Revenue	$-	$-	$932,284
Expenses
General and Administrative	69,017	15,883	2,160,402
Stock based compensation	95,745	-	95,745
Total Expenses	164,762	15,883	2,256,147

Operating Loss	(164,762)	(15,883)	(1,323,863)

Interest income	-	-	16,064
Interest expense	(58,113)	(66,757)	(753,315)
Gain/(loss) on asset sales	-	-	(29,477)
Total Other Income/(Expenses)	(58,113)	(66,757)	(766,728)
Net Loss Before Taxes	(222,875)	(82,640)	(2,090,591)
Income Taxes	-	-	1,164
Net Loss Before Extraordinary Items	(222,875)	(82,640)	(2,091,755)
Extraordinary Item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Income (Loss)	$(222,875)	$(82,640)	$(1,691,755)

Net Income (Loss) per share	$(0.01)	$(0.01)	$(0.19)

Weighted Average Number of shares outstanding	15,225,000	15,225,000	8,976,178

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity / (Deficit)
For the period from inception (April 27, 1984) through December 31, 2008

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance at Inception, April 27, 1984	0	$0	$0	$0	$0
Issued 750,000 shares of common stock for cash	750,000	750	2,250		3,000
Issued 2,500,000 shares of common stock for cash	2,500,000	2,500	19,569		22,069
Issued 29,250,000 shares of common stock for cash, 12/31/091	29,250,000	29,250			29,250
Reverse split [1 for 5] of 32,500,000 shares of common stock outstanding	(26,000,000)	(26,000)	26,000		0
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	6,500,000	6,500	30,791	(5,621)	31,670
Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	6,500,000	6,500	30,791	(332,359)	(295,068)
Issued 1,200,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	1,200,000	1,200	248,800		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	7,700,000	7,700	279,591	(637,421)	(350,130)
Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	7,700,000	7,700	279,591	(944,395)	(657,104)
Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	7,700,000	7,700	279,591	(1,160,072)	(872,781)
Issued 4,500,00 shares of common stock in satisfaction of debt, October 7, 1996	4,500,000	4,500	445,500		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	12,200,000	12,200	725,091	(882,863)	(145,572)
Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	12,200,000	$12,200	$725,091	$(929,127)	$(191,836)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity / (Deficit)
For the period from inception (April 27, 1984) through December 31, 2008

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance, December 31, 1997	12,200,000	$12,200	$725,091	$(929,127)	$(191,836)
Issued 3,000,000 shares of common stock for R&D	3,000,000	3,000			3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)
Issued 25,000 shares of common stock for cash	25,000	25	2,475		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	15,225,000	15,225	727,566	(1,023,244)	(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)
Net loss, 2004				(45,213)	(45,213)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,607)	(523,816)
Net loss, 2005				(62,125)	(62,125)
Balance, December 31, 2005	15,225,000	15,225	727,566	(1,328,731)	(585,940)
Net loss, 2006				(57,509)	(57,509)
Balance, December 31, 2006	15,225,000	15,225	727,566	(1,386,240)	(643,449)
Net loss, 2007				(82,640)	(82,640)
Balance, December 31, 2007	15,225,000	15,225	727,566	(1,468,880)	(726,089)
Stock-based Compensation			95,745		95,745
Net loss, 2008				(222,875)	(222,875)
Balance, December 31, 2008	15,225,000	$15,225	$823,311	$(1,691,755)	$(853,219)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007 and for the period from inception (April 27, 1984) through December 31, 2008

	For the Year	For the Year	Inception
	Ended	Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flow Used for Operating Activities
Net Loss	$(222,875)	$(82,640)	$(1,691,755)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for development costs	-	-	3,000
Stock-based compensation	95,745	-	95,745
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	2,711	(680)	2,711
Increase/(Decrease) in accrued director fees	12,500	-	12,500
Increase/(Decrease) in accrued interest	58,113	66,756	402,225
Net Cash Flows Used for Operating Activities	(53,806)	(16,564)	(861,364)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	47,373	22,000	1,556,840
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	47,373	22,000	1,065,613

Net Increase / (Decrease) in cash	(6,433)	5,436	129

Beginning Cash Balance	6,562	1,126	-

Ending Cash Balance	$129	$6,562	$129

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.  It has yet to commence full-scale operations and it continues to develop its planned principal operations. During 1997, and in prior years, the Company earned revenues primarily from consulting fees.

On September 22, 1999, the Company created a wholly-owned subsidiary, in the State of Nevada, under the name "Gameplaninc.com". The Company had resolved that it would transfer, assign, or convey all assets, liabilities and operations to the subsidiary at an appropriate time.  In 2008, the Company dissolved the subsidiary prior to any conveyance taking place.  The Company no longer maintains a subsidiary.

The following summarizes the more significant of such policies:

(B)  Cash

Cash consists of cash on deposit in commercial banks.  As of December 31, 2008, the Company had $129 in cash deposits.

(C)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the useful lives of the related assets of five to ten years.  Expenditures for repair and maintenance are charged to expense as incurred.

(D)  Loss per Share

In accordance with Financial Accounting Standard No. 128, “Earnings per Share,” basic loss per common share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  There are outstanding options for purchase of common stock as of December 31, 2008, but as the Company has an operating loss, a loss per share calculation including those options would be anti-dilutive and is not presented.  The total potential dilutive stock equivalents outstanding at December 31, 2008 were 2,600,000.  See Note 7 for more information regarding outstanding stock options.

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

(F)   Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition. SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the years ending December 31, 2008 or 2007.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2008 and 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2008 and 2007 relating to unrecognized benefits.

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

(J)   Impact of New Accounting Standards

SFAS 157 Fair Value Measurements (“SFAS 157”) (September 2006)

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective January 1, 2008, except for nonfinancial assets and liabilities, which are effective January 1, 2009.  The Company adopted SFAS 157 on January 1, 2009 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently determining what impact the application of SFAS 157 on January 1, 2008 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”) (February 2007)

SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008.  As a result, SFAS 159 did not have a material impact on our results of operations or financial condition when adopted.

SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”) (December 2007)

SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 141R will affect potential business combinations after January 1, 2009.

 SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”)

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 160.

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

Notes to Financial Statements

December 31, 2008

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its financial statements

SFAS 163 Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (May 2008)

SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans.   Up until December 31, 2008 the loans bore interest at the rate of the Wall Street Journal Prime plus 2%; the notes have been rewritten to bear a set 9% interest rate going forward.   Each loan has been evidenced by a note.  The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2008.

Principal Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$463,708	$148,869	$46,048	$658,625	March 1, 2010
128,207	39,240	12,065	179,512	March 1, 2010
$$591,915	$188,109	$58,113	$838,137

The first note is payable to the Company’s president.  On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan.  On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash.  The Company paid an additional principal reduction of $20,000 on October 16, 1996.  During the years ended December 31, 2008 and 2007, the president loaned additional funds of $12,373 and $12,000, respectively.  During the years ended December 31, 2008 and 2007, the Company accrued interest on this loan of $46,048 and $54,924, respectively.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

The second note is payable to another investor.  This was originally an unsecured note payable to two other individuals.  Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994.  During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000.  On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash.  The Company issued a new promissory note for the remaining principal plus interest.  In February, 1999, this note plus the right to receive all accrued interest was assigned to two shareholders of the Company.  A series of new notes have been written naming those individuals and compounded interest through March 1, 2009.  The Company has recorded accrued interest on this note through December 31, 2008. During the years ended December 31, 2008 and 2007, the shareholder loan additional funds of $35,000 and $10,000, respectively.  During the years ended December 31, 2008 and 2007, the Company accrued interest on this loan of $12,065 and $11,832, respectively.

A shareholder provides office space for the Company.  The Company has determined that the value of the office space is nominal.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception amounting to $1,691,755and has no operating revenue source as of December 31, 2008.  Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management’s plans to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is open to other potential business activities including mergers and acquisitions outside of its current business plan.

NOTE 4 – CONCENTRATIONS

The Company depends significantly on funding from the Company’s President and a shareholder to meet its obligations and maintain its filing status. If funds from the Company’s President or the shareholder were no longer available, the Company may experience significant adverse affects including the need to cease operations.

NOTE 5 – STOCK BASED COMPENSATION

The Company has accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  This statement requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

Options Granted October 17, 2008

The Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 2,500,000 were technically granted on October 17, 2008 based on the guidance in SFAS 123(R).  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the performance requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

The following assumptions were used for the Black-Scholes model:

October 17,
2008
Risk free rates	1.9%
Dividend yield	0%
Expected volatility	624%
Weighted average expected stock option life	3 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$0.19149
Total options granted	2,500,000
Total weighted average fair value of options granted	$478,500

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

The following table summarizes stock option activity of the plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Months	Aggregate Intrinsic Value
Outstanding at December 31, 2006	100,000	$0.05	19

Activity during the period:
Granted	-	$--
Exercised	-	$--
Canceled/Expired	--	$--

Outstanding at December 31, 2007	100,000	$0.05	7	--
Activity during the period:
Granted	2,500,000	$.20	67
Exercised	--	$--
Canceled/Expired	--	$--

Outstanding at December 31, 2008	2,600,000	$0.19	65	--

Exercisable at December 31, 2008	600,000	$0.18	28	--

The Company recognized $95,745 in stock-based compensation for all option awards that immediately vested.  The remaining $382,755 will be recognized ratably over the requisite service period of five years for all unvested options.

During 2008, an option holder informed the Company they were exercising 100,000.  As of December 31, 2008, though, the Company has not received payment for the shares and has not issued shares for the options.  The Company plans to honor the option agreement upon receipt of the exercise funds.  As of December 31, 2008, the Company reports the options as outstanding and exercisable.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2028.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2008 are summarized below:

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$976,053	34%	$331,858
Accrued Related Party Interest	321,592	34%	$109,341
Stock Based Compensation	95,745	34%	$32,553
Deferred tax asset			473,752
Valuation Allowance			$(473,752)
			$-

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

This valuation allowance has decreased $ 25,667 from $499,419 during the period ending December 31, 2008 due to the expiration of net operating loss carryforwards.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

Expected Provision Based on Statutory Rates (34%)	$(75,777)
Effect of:
Expiration of NOL Carryforwards	101,444
Change in Valuation allowance	(25,667)
Total Actual Provision	$-

A list of the Company’s Net Operating Losses with the year of expiration is as follows:

Year	Amount	Balance
2014	305,974	305,974
2015	214,677	520,651
2017	46,264	566,915
2018	47,807	614,722
2019	43,798	658,520
2020	77,340	735,860
2021	48,629	784,489
2022	35,594	820,083
2024	22,092	842,175
2025	27,620	869,795
2026	21,356	891,151
2027	15,885	907,036
2028	69,017	976,053

NOTE 7 – DIRECTOR COMPENSATION

On October 17, 2008 the board approved director compensation for each board of director totaling $2,500 for each meeting attended in person and $1,000 for each meeting attended via telephone.  The Board further agreed to defer payment until the Company has sufficient cash flow.  For the year ended December 31, 2008 the Company recognized $12,500 of director compensation expense.  This amount has not been paid and has been recorded as an accrued liability.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company has filed income tax returns in the US. All years prior to 2005 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2005, will close by expiration of the statute of limitations on April 5, 2009.  The years ended December 31, 2006, 2007, and 2008 are open for examination.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2008

NOTE 7 – PROPERTY AND EQUIPMENT

The Company disposed of all of its fixed assets during 2008.  All of the assets were fully depreciated as of 2004. There was no gain or loss associated with the disposal and no depreciation expense was recorded in 2008 and 2007.

NOTE 8 – CONTINGENCIES

During the year the Company entered into an oral employment and compensation agreement.  The parties, however, were unable to agree to a definitive, written agreement.  The Company, therefore, settled any outstanding obligation(s) that the Company might or might not have by paying $25,000.  In exchange for the payment, all parties signed a Mutual Release and Bilateral covenant Not to Sue Agreement thus concluding the matter.  The $25,000 paid by the Company was loaned by a shareholder and has been included in the related party notes payable.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T). Controls and Procedures

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

Item 9B. Other Information

Not applicable

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information concerning our directors and the executive officer of GamePlan, Inc. and their age and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITION
Robert G. Berry	73	President, Secretary and Director
Jon T. Jenkins	59	Director
Ray Brown	48	Director
L. Steven Haynes	48	Director
David W. Young	58	Director

The following is a biographical summary of the business experience of our directors and executive officers:

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

Family Relationships

There are no family relationships between any director, executive officer or person nominated to become such.

Directorships

None of the Company’s directors or nominees to become directors holds any directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Exchange Act.

Item 11.

Executive Compensation

For several years, we have not paid any cash compensation to our executive officers. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

Compensation of Directors

Options Granted October 17, 2008

The Board then adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commences on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

Other Compensation Arrangements

On October 17, 2008 the board approved director compensation for each board of director totaling $2,500 for each meeting attended in person and $1,000 for each meeting attended via telephone.  The Board further agreed to defer payment until the Company has sufficient cash flow.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2009, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	6,030,500	39.6%
Jon T. Jenkins (2)	6,030,500	39.6%

All executive officers and directors as a group (one person)	12,061,000	79.2%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 24, 2009, which number of shares are 15,225,000.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of December 31, 2008, the Company owes Berry $658,625. The entire unpaid principal and interest is due on or before March 1, 2010. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2010. As of December 31, 2008, the Company owes Jenkins $179,512 Jon Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The Company had audit and financial statement review fees of $15,202 for the fiscal year ended December 31, 2008. It paid $6,821 in audit and financial statement review fees for the year ended December 31, 2007 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The Company paid tax return preparation fees totaling $347 for the fiscal year ended December 31, 2008 and $400 for the fiscal year ended December 31, 2007.

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The Company’s Board of Directors approved the above services.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

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

(1)

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMEPLAN, INC.
(Registrant)

Date: March 30, 2009	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Chairman of the Board	March 30, 2009
Robert G. Berry