Form 10-Q
period 2009-03-31
GAMEPLAN INC
filed 2009-05-14
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☐ No

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

☒ Yes  ☐ No

As of May 8, 2009 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$214	$129
Total Current Assets	214	129

TOTAL ASSETS	$214	$129

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$8,075	$2,711
Accrued director compensation	$12,500	$12,500
Total Current Liabilities	20,575	15,211

Long-Term Liabilities
Payable to Shareholders - Note 2	859,163	838,137
Total long-Term Liabilities	859,163	838,137

Total Liabilities	879,738	853,348

Stockholders' Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	823,311	823,311
Accumulated deficit during the development stage	(1,718,060)	(1,691,755)
Total Stockholders' Deficit	(879,524)	(853,219)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$214	$129

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Operations

March 31, 2009 and 2008 and for the period from inception through March 31, 2009

(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
Revenues	$-	$-	$932,284

General and administrative. expense	9,252	9,062	2,265,399

Operating loss	(9,252)	(9,062)	(1,333,115)

Interest income	-	-	16,064
Interest expense	(17,053)	(15,521)	(770,368)
Gain/(loss) on asset sales	-	-	(29,477)

Income (loss) before taxes	(26,305)	(24,583)	(2,116,896)

Provision (benefit) from income taxes	-	-	1,164

Net income (loss) before extraordinary item	(26,305)	(24,583)	(2,118,060)
Extraordinary gain, net	-	-	400,000

Net income (loss)	$(26,305)	$(24,583)	$(1,718,060)

Net income (loss) per share	(0.01)	(0.01)	(0.19)

Weighted average number of shares outstanding	15,225,000	15,225,000	9,038,667

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

March 31, 2009 and 2008 (and for the period from inception through March 31, 2008)

(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
Cash Flow Used for Operating Activities
Net Loss	$(26,305)	$(24,583)	$(1,718,060)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for development costs	-	-	3,000
Stock based compensation			95,745
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	5,364	-	8,075
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	17,052	21,772	419,277
Net Cash Flows Used for Operating Activities	(3,889)	(2,811)	(865,253)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	3,974	-	1,560,814
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	3,974	-	1,069,587

Net Increase / (Decrease) in cash	85	(2,811)	214
Beginning Cash Balance	129	6,562	-
Ending Cash Balance	$214	$3,751	$214

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 Shareholders loaned an additional $3,974 to the Company to pay operating expenses.  The payable to shareholders accrued an additional $17,052 in interest for the three months ended March 31, 2009.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2009.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

SFAS 157 Fair Value Measurements (“SFAS 157”) (September 2006)

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  FAS 157 is effective January 1, 2008, except for nonfinancial assets and liabilities, which was effective January 1, 2009.  The Company adopted SFAS 157 on January 1, 2009 for nonfinancial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.

SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”) (December 2007)

SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 141R will affect potential business combinations after Janaury 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”)

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company adopted SAFS No. 160 on January 1, 2009 with no material impact on its consolidated financial statements.

SFAS 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (March 2008)

This standard requires enhanced disclosures about a company’s derivative and hedging activities. The Company adopted SFAS No. 161 on January 1, 2009.  The Company does not have derivative instruments; as a result, the adoption of SFAS No. 161 did not have an impact on the Consolidated Financial Statements.

SFAS 162 The Hierarchy of Generally Accepted Accounting Principles (May 2008)

The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements.

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 2,500,000 were technically granted on October 17, 2008 based on the guidance in SFAS 123(R).  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the performance requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

A summary of the status of the Company’s option plans as of December 31, 2008, and changes during the three months ended March 31, 2009, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$.19	65
Granted	-	-	-
Forfeited	-	-
Outstanding at March 31, 2009	2,600,000.19		62	-
Exercisable at March 31, 2009	600,000.18		25	-
Non-vested at March 31, 2009	2,000,000.19		62	-

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The use of this valuation model requires the use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested warrants before exercising them, the estimated volatility of our stock price, and the number of warrants that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in our statements of operations. The following weighted-average assumptions used for grants: Grants made in October 2008: average risk-free interest rate of 1.9%; expected lives of 3 years; expected dividend yield of zero percent; expected volatility of 624%.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here and in the Company's Form 10-K for the fiscal year ended December 31, 2008 are not all inclusive.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of March 31, 2009, the Company is indebted to its controlling shareholders in the approximate amount of $859,000.

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Employees

The Company has five members on the Board of Directors. The Company currently has one officer, Robert G. Berry, who receives no compensation and the Company has no other employees.

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

OPERATING RESULTS - OVERVIEW

For the three months ended March 31, 2009 we incurred a net loss of $26,305 an increase of $1,722 from $24,583 for the three months ended March 31, 2008.  The basic loss per share for the current and prior year three months ended March 31 was $(0.01). Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three months ended March 31, 2009 and 2008 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three months ended March 31, 2009 and 2008.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009, increased by $190 to $9,252 as compared to $9,062 for the three months ended March 31, 2008. Operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended March 31, 2009 increased $1,532 to $17,053 as compared to $15,521 for the prior year three month period, due to additional funding of our operations by our shareholders.

LIQUIDITY

As of March 31, 2009, the Company had a total current asset balance of $214 and total current liability balance of $20,575. In addition, the Company is indebted to two shareholders in the amount of $859,163.

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

There have been no material developments towards implementation, funding, or development of the New Plan.  No elements of the New Plan have been implemented and the Company has no revenues from business operations. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the “Risk Factors” section of the Annual Report on Form 10-K for December 31, 2008.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of March 31, 2009, the Company owes Berry $673,747. The entire unpaid principal and interest is due on or before March 1, 2010. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2010. As of March 31, 2009, the Company owes Jenkins $185,416. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: May 13, 2009	/s/ Robert G. Berry
Robert G. Berry,
President and Director