Form 10-Q
period 2009-06-30
GAMEPLAN INC
filed 2009-08-14
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

☒ Yes  ☐ No

As of August 13, 2009 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$122	$129
Total Current Assets	122	129

TOTAL ASSETS	$122	$129

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,750	$2,711
Accrued Director compensation	12,500	12,500
Total Current Liabilities	14,250	15,211

Long-Term Liabilities
Payable to Shareholders	890,756	838,137
Total long-Term Liabilities	890,756	838,137

Total Liabilities	905,006	853,348

Stockholders' Deficit
Common Stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	823,311	823,311
Accumulated deficit during the development stage	(1,743,420)	(1,691,755)
Total Stockholders' Deficit	(904,884)	(853,219)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$122	$129

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the three and six month periods ended June 30, 2009 and 2008 and for the period from inception through June 30, 2009
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenues	$-	$-	$-	$-	$932,284

General and administrative expense	6,354	28,950	15,606	38,012	2,176,008
Stock based compensation					95,745

Operating loss	(6,354)	(28,950)	(15,606)	(38,012)	(1,339,469)

Interest income	-	-	-	-	16,064
Interest expense	(19,006)	(8,603)	(36,059)	(24,124)	(789,374)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Income (loss) before taxes	(25,360)	(37,553)	(51,665)	(62,136)	(2,142,256)

Provision (benefit) from income taxes	-	-	-	-	1,164

Net income (loss) before extraordinary item	(25,360)	(37,553)	(51,665)	(62,136)	(2,143,420)
Extraordinary gain, net		-		-	400,000

Net income (loss)	$(25,360)	$(37,553)	$(51,665)	$(62,136)	$(1,743,420)

Net income (loss) per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.19)

Weighted average number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000	9,099,918

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the Six Month Period Ended June 30, 2009 and 2008 and for the period from inception through June 30, 2009

(Unaudited)

	For the Six	For the Six	Inception
	Months Ended	Months Ended	Through
	30-Jun-09	30-Jun-08	30-Jun-09
Cash Flow Used for Operating Activities
Net Loss	$(51,665)	$(62,136)	$(1,743,420)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	-	-	95,745
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	(961)	-	1,750
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	40,032	49,775	442,257
Net Cash Flows Used for Operating Activities	(12,594)	(12,361)	(873,958)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities

Shareholder loan proceeds	12,587	7,000	1,569,427
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	12,587	7,000	1,078,200

Net Increase / (Decrease) in cash	(7)	(5,361)	122

Beginning Cash Balance	129	6,562	-

Ending Cash Balance	$122	$1,201	$122

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 shareholders loaned an additional $12,587 to the Company to pay operating expenses.  The payable to shareholders accrued an additional $40,032 in interest for the six months ended June 30, 2009.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 2009. Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others. The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements.

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

A summary of the status of the Company’s option plans as of December 31, 2008, and changes during the six months ended June 30, 2009, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$.19	65
Granted	-	-	-
Forfeited	-	-
Outstanding at June 30, 2009	2,600,000.19		62	-
Exercisable at June 30, 2009	600,000.18		25	-
Non-vested at June 30, 2009	2,000,000.19		62	-

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of June 30, 2009, the Company is indebted to its controlling shareholders in the amount of $890,756.

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

OPERATING RESULTS - OVERVIEW

For the three months ended June 30, 2009 we incurred a net loss of $25,360 a decrease of $12,193 from $37,553 for the three months ended June 30, 2008.  The basic loss per share for the current and prior year three months ended June 30 was $(0.01).

For the six months ended June 30, 2009 we incurred a net loss of $51,665 a decrease of $10,471 from $62,136 for the six months ended June 30, 2008.  The basic loss per share for the current and prior year three months ended June 30 was $(0.01).

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three and six months ended June 30, 2009 and 2008 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three and six months ended June 30, 2009 and 2008.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2009, decreased by $22,596 to $6,354 as compared to $28,950 for the three months ended June 30, 2008. Operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission.

Operating expenses for the six months ended June 30, 2009, decreased by $22,406 to $15,606 as compared to $38,012 for the six months ended June 30, 2008. Operating expenses were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended June 30, 2009 increased $10,403 to $19,006 as compared to $8,603 for the prior year three month period, due to additional funding of our operations by our shareholders.

Interest expense for the six months ended June 30, 2009 increased $11,935 to $36,059 as compared to $24,124 the prior year six month period for loans due to shareholders.

LIQUIDITY

As of June 30, 2009, the Company had a total current asset balance of $122 and total current liability balance of $14,250. In addition, the Company is indebted to two shareholders in the amount of $890,756.

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

ITEM 4.  Controls and Procedures

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the six months ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of June 30, 2009, the Company owes Berry $688,537. The entire unpaid principal and interest is due on or before March 1, 2010. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2010. As of June 30, 2009, the Company owes Jenkins $202,219. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: August 14, 2009	/s/ Robert G. Berry
Robert G. Berry,
President and Director