Form 10-Q
period 2009-09-30
GAMEPLAN INC
filed 2009-11-16
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

☒ Yes  ☐ No

As of November 16, 2009 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$31	$129
Total current assets	31	129

TOTAL ASSETS	$31	$129

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,486	$2,711
Accrued director compensation	12,500	12,500
Payable to shareholders	910,109	838,137
Total current liabilities	926,095	853,348

Total liabilities	926,095	853,348

Stockholders' deficit
Common stock -- $.001 par value; 40,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	823,311	823,311
Accumulated deficit during the development stage	(1,764,600)	(1,691,755)
Total stockholders' deficit	(926,064)	(853,219)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$31	$129

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the Three and Nine month periods ended September 30, 2009 and 2008 and for the period from inception through September 30, 2009
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Inception Through September 30, 2009
Revenues	$-	$-	$-	$-	$932,284

General and administrative expense	1,827	14,045	17,433	52,057	2,177,835
Stock based compensation	-	-	-	-	95,745

Operating loss	(1,827)	(14,045)	(17,433)	(52,057)	(1,341,296)

Interest income	-	-	-	-	16,064
Interest expense	(19,353)	(11,537)	(55,412)	(35,661)	(808,727)
Gain/(loss) on asset sales	-	-	-	-	(29,477)

Income (loss) before taxes	(21,180)	(25,582)	(72,845)	(87,718)	(2,163,436)

Provision (benefit) from income taxes	-	-	-	-	1,164

Net income (loss) before extraordinary item	(21,180)	(25,582)	(72,845)	(87,718)	(2,164,600)
Extraordinary gain, net	-	-	-	-	400,000

Net income (loss)	$(21,180)	$(25,582)	$(72,845)	$(87,718)	$(1,764,600)

Net income (loss) per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.19)

Weighted average number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000	9,159,967

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the Nine month period ended September 30, 2009 and 2008 and for the period from inception through September 30, 2009

(Unaudited)

	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Through
	30-Sept-09	30-Sept-08	30-Sept-09
Cash flow used for operating activities
Net loss	$(72,845)	$(87,718)	$(1,764,600)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad debt expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	-	-	95,745
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	775	-	3,486
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	55,412	63,431	457,637
Net cash flows used for operating activities	(16,658)	(24,287)	(878,022)

Cash flows used for investing activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net cash flows used for investing activities	-	-	(204,120)

Cash flows used for financing activities
Shareholder loan proceeds	16,560	20,000	1,573,400
Loan principal payments	-	-	(531,018)
Proceeds from issuance of common stock	-	-	39,791
Net cash flows used for financing activities	16,560	20,000	1,082,173

Net increase / (decrease) in cash	(98)	(4,287)	31

Beginning cash balance	129	6,562	-

Ending cash balance	$31	$2,275	$31

Supplemental disclosures
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, shareholders loaned an additional $16,560 to the Company to pay operating expenses. The payable to shareholders accrued an additional $55,412 in interest for the nine months ended September 30, 2009.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2009. Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others. The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized. Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which was primarily codified into Topic 855 “Subsequent Events” in the ASC. SFAS 165 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was subsequently codified into ASC Topic 810. Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for the Company beginning on January 1, 2010. The Company has not yet determined the impact that adoption of this guidance will have on its financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. The Company will adopt this guidance for its fourth fiscal quarter 2009. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

A summary of the status of the Company’s option plans as of December 31, 2008, and changes during the nine months ended September 30, 2009, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$.19	65
Granted	-	-	-
Forfeited	-	-
Outstanding at September 30, 2009	2,600,000.19		62	-
Exercisable at September 30, 2009	600,000.18		25	-
Non-vested at September 30, 2009	2,000,000.19		62	-

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 40 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of September 30, 2009, the Company is indebted to its controlling shareholders in the amount of $910,109.

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

The IGRA established three separate classes of tribal gaming — Class I, Class II and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punch boards, instant bingo and card games in which the players bet against other players. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering in which players bet against the gaming operation, otherwise referred to as “betting against the house..”

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

Presently, the principal executive offices of the Company are the personal residence and telephone number of Robert G. Berry, currently the President and CEO and one of two principal shareholders of the Company. That business address will change in the near future. The Company also has offices at 8655 East Via de Venturta, Ste: G-200, Scottsdale, AZ 85258, (480) 346-1177.  The Company only has an oral agreement for the Arizona office.

Patents, Service Marks, Domain Names and Licenses

Patents

None

Service Marks

None.  All previous service marks under the terminated plan have been abandoned.

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Employees

The Company has five members on the Board of Directors. The Company currently has three officers, Robert G. Berry, President and CEO; Ray Brown, Secretary and Executive Vice President and David W. Young, Treasurer and Senior Vice President.

No one receives compensation and the Company has no further employees other than those mentioned above.

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

OPERATING RESULTS - OVERVIEW

For the three months ended September 30, 2009 we incurred a net loss of $21,180 a decrease of $4,402 from $25,582 for the three months ended September 30, 2008.  The basic loss per share for the current and prior year three months ended September 30 was $(0.01).

For the nine months ended September 30, 2009 we incurred a net loss of $72,845 a decrease of $14,873 from $87,718 for the nine months ended September 30, 2008.  The basic loss per share for the current and prior year nine months ended September 30 was $(0.01).

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three and nine months ended September 30, 2009 and 2008 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three and nine months ended September 30, 2009 and 2008.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2009, decreased by $12,218 to $1,827 as compared to $14,045 for the three months ended September 30, 2008. Operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission.

Operating expenses for the nine months ended September 30, 2009, decreased by $34,624 to $17,433 as compared to $52,057 for the nine months ended September 30, 2008. Operating expenses were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended September 30, 2009 increased $7,816 to $19,353 as compared to $11,537 for the prior year three month period, due to additional funding of our operations by our shareholders.

Interest expense for the nine months ended September 30, 2009 increased $19,751 to $55,412 as compared to $35,661 the prior year nine month period for loans due to shareholders.

LIQUIDITY

As of September 30, 2009, the Company had a total current asset balance of $31 and total current liability balance of $926,095, of which $910,109 is owed to two shareholders.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the nine months ended September 30, 2009.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of September 30, 2009, the Company owes Berry $703,489. The entire unpaid principal and interest is due on or before March 1, 2010. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2010. As of September 30, 2009, the Company owes Jenkins $206,620. Jon Jenkins is the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: November 16, 2009	/s/ Robert G. Berry
Robert G. Berry,
President and Director