Form 10-K/A
period 2008-12-31
GAMEPLAN INC
filed 2010-01-08
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K-A1

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

Registrant's telephone number, including area code: (775) 815-4752

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K-A1, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report.  Subject to the inherent limitations described below, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008 at the reasonable assurance level.

During the fourth quarter of our 2009 fiscal year, we received two comment letters from the SEC, dated November 19, 2009, and December 23, 2009, respectively, which letters pointed out that the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2008, did not contain an evaluation of our disclosure controls and procedures as of that date as required by Item 307 of Regulation S-K,   These letters have  not affected management’s conclusions about the effectiveness of the Company’s controls and procedures as of December 31, 2008, because the above-referenced Annual Report did contain a statement that “our principal executive officer who is also our principal financial officer has determined that our disclosure controls and procedures are effective at [providing reasonable assurance of achieving their objectives].”

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

Internal Control Over Financial Reporting

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

GAMEPLAN, INC.
(Registrant)

Date: January 8, 2010	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Chairman of the Board	January 8, 2010
Robert G. Berry