Form 10-Q/A
period 2009-09-30
GAMEPLAN INC
filed 2010-01-08
CIK 1095146

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report.  Subject to the inherent limitations described below, our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2009 at the reasonable assurance level.

During the fourth quarter of our 2009 fiscal year, we received two comment letters from the SEC, dated November 19, 2009, and December 23, 2009, respectively, which letters pointed out that the Company’s Quarterly Report on Form 10-Q for the calendar quarter ended September 30, 2009, did not contain an evaluation of our disclosure controls and procedures as of that date as required by Item 307 of Regulation S-K,   These letters have  not affected management’s conclusions about the effectiveness of the Company’s controls and procedures as of September 30, 2009, because the above-referenced Quarterly Report did contain a statement that “our principal executive officer who is also our principal financial officer has determined that our disclosure controls and procedures are effective at [providing reasonable assurance of achieving their objectives].”

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