Form 10-Q/A
period 2009-03-31
GAMEPLAN INC
filed 2010-01-20
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q- A2

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

TABLE OF CONTENTS

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q-A2, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report.  Our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2009.  Our management arrived at this conclusion due to the fact that our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was filed with the SEC on May 14, 2009, omitted the “as of” date of management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, which date must be disclosed pursuant to Item 307 of Regulation S-K of the SEC.  Management has discussed this omission with the Company’s securities counsel and will ensure that all information required by Item 307 is included in the Company’s periodic reports in the future.

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

GAMEPLAN, INC.

Date: January 20, 2010	/s/ Robert G. Berry
Robert G. Berry,
President and Director