Form 10-Q/A
period 2009-06-30
GAMEPLAN INC
filed 2010-01-20
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q-A 2

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report.  Our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2009.  Our management arrived at this conclusion due to the fact that our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was filed with the SEC on August 14, 2009, omitted the “as of” date of management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures, which date must be disclosed pursuant to Item 307 of Regulation S-K of the SEC.  Management has discussed this omission with the Company’s securities counsel and will ensure that all information required by Item 307 is included in the Company’s periodic reports in the future.

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