Form 10-K
period 2009-12-31
GAMEPLAN INC
filed 2010-03-31
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on the closing sales price of the registrant’s common stock on that date, was approximately $316,400. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2010 was 15,225,000.

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

Summary of Company history

The Company (Cusip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 50 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of December 31, 2009, the Company is indebted to its controlling shareholders in the approximate amount of $935,378.

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Item 3.

Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of March 29, 2010, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2009, no matters were submitted to a vote by security holders.

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

Period	High	Low
January 1, 2008 through March 31, 2008	$0.12	$0.08
April 1, 2008 through June 30, 2008	$0.10	$0.05
July 1, 2008 through September 30, 2008	$0.20	$0.10
October 1, 2008 through December 31, 2008	$0.20	$0.15
January 1, 2009 through March 31, 2009	$0.15	$0.05
April 1, 2009 through June 30, 2009	$0.10	$0.10
July 1, 2009 through September 30, 2009	$0.10	$0.10
October 1, 2009 through December 31, 2009	$0.10	$0.10

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

As of March 29, 2010, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Options Granted October 17, 2008

The Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commences on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants.  The Company determined that all 2,500,000 were technically granted on October 17, 2008 based on the guidance in ASC 718.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price. The Company is obligated to issue the options if the director satisfies the performance requirement. Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

A summary of the status of the Company’s option plans as of December 31, 2009, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$0.19	65
Granted	--		--
Forfeited	--		--

Outstanding at December 31, 2009	2,600,000	$0.19	53	--

Exercisable at December 31, 2009	600,000	$0.18	16	--

Non-vested at December 31, 2009	2,000,000	$0.19	53	--

During 2008, an option holder informed the Company they were exercising 100,000.  As of December 31, 2009, though, the Company has not received payment for the shares and has not issued shares for the options.  The Company plans to honor the option agreement upon receipt of the exercise funds.  As of December 31, 2009, the Company reports the options as outstanding and exercisable.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the past three years.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None; not applicable.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Overview

Our fiscal year ended December 31, 2009 resulted in a net loss of $112,522. The Company's net loss decreased $110,353 from the previous fiscal year ended December 31, 2008. The Company's net loss for the fiscal year ended December 31, 2008 was $222,875.  The Basic Loss per Share for fiscal year 2009 was $0.01 compared to a loss per share of $0.01 for fiscal year ended 2008.  Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the years ended December 31, 2009 and 2008 were $0.

Cost of Sales

No sales and consequently no costs were incurred for the years ended December 31, 2009 and 2008.

Operating Expenses

Operating expenses for the year ended December 31, 2009, decreased by $127,257 to $37,505 as compared to $164,762 for the year ended December 31, 2008. The decrease was attributable to an oral employment and compensation agreement that was subsequently settled for $25,000 in 2008. In addition, we incurred $95,745 in stock based compensation expenses for the fair value of options granted to our new directors in 2008. Stock based compensation expenses were only $15,958 in 2009, which represents the fair value of options that vested during the year.

Interest Expense

Interest expense for the year ended December 31, 2009, increased to $75,017 as compared to $58,113 for the prior year period, due to interest incurred on larger loan balances due to our shareholders.

Liquidity

As of December 31, 2009, the Company had a total current asset balance of $115 and total current liability balance of $14,520. In addition, the Company is indebted to two shareholders in the amount of $935,378.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2009.

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

Item 8.

Financial Statements and Supplementary Data

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the balance sheets of GamePlan, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from inception [April 27, 1984] through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1993, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008, and for the period from inception [April 27, 1984] through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2010

GAMEPLAN, INC.
[A Development Stage Company]
Balance Sheets
December 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008
Current Assets
Cash	$115	$129
Total Current Assets	115	129

TOTAL ASSETS	$115	$129

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$2,020	$2,711
Accrued director compensation	12,500	12,500
Total Current Liabilities	14,520	15,211

Long-Term Liabilities
Payable to Shareholders	935,378	838,137
Total long-Term Liabilities	935,378	838,137

Total Liabilities	949,898	853,348

Stockholders' Deficit
Common Stock -- $.001 par value; 50,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	839,269	823,311
Accumulated deficit during the development stage	(1,804,277)	(1,691,755)
Total Stockholders' Deficit	(949,783)	(853,219)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$115	$129

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2009 and 2008 and for the period from inception (April 27, 1984) through December 31, 2009

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Inception Through December 31, 2009
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other income	-	-	27,168
Total revenue	-	-	932,284
Expenses
General and administrative expense	21,547	69,017	2,181,949
Stock based compensation	15,958	95,745	111,703
Total expenses	37,505	164,762	2,293,652

Operating loss	(37,505)	(164,762)	(1,361,368)

Interest income	-	-	16,064
Interest expense	(75,017)	(58,113)	(828,332)
Gain/(loss) on asset sales	-	-	(29,477)
Total other income/(expense)	(75,017)	(58,113)	(841,745)
Net loss before taxes	(112,522)	(222,875)	(2,203,113)
Income taxes	-	-	1,164
Net loss before extraordinary item	(112,522)	(222,875)	(2,204,277)
Extraordinary item
"Lost Opportunity" settlement	-	-	400,000
Net income from extraordinary items	-	-	400,000

Net income (loss)	$(112,522)	$(222,875)	$(1,804,277)

Net income (loss) per share	$(0.01)	$(0.01)	$(0.20)

Weighted average number of shares outstanding	15,225,000	15,225,000	9,218,851

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity / (Deficit)
For the period from inception (April 27, 1984) through December 31, 2009

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

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity / (Deficit)
For the period from inception (April 27, 1984) through December 31, 2009

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance, December 31, 1997	12,200,000	$12,200	$725,091	$(929,127)	$(191,836)
Issued 3,000,000 shares of common stock for R&D	3,000,000	3,000			3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)
Issued 25,000 shares of common stock for cash	25,000	25	2,475		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	15,225,000	15,225	727,566	(1,023,244)	(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)
Net loss, 2004				(45,213)	(45,213)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,607)	(523,816)
Net loss, 2005				(62,125)	(62,125)
Balance, December 31, 2005	15,225,000	15,225	727,566	(1,328,731)	(585,940)
Net loss, 2006				(57,509)	(57,509)
Balance, December 31, 2006	15,225,000	15,225	727,566	(1,386,240)	(643,449)
Net loss, 2007				(82,640)	(82,640)
Balance, December 31, 2007	15,225,000	15,225	727,566	(1,468,880)	(726,089)
Stock-based Compensation			95,745		95,745
Net loss, 2008				(222,875)	(222,875)
Balance, December 31, 2008	15,225,000	15,225	823,311	(1,691,755)	(853,219)
Stock-based Compensation			15,958		15,958
Net loss, 2009				(112,522)	(112,522)
Balance, December 31, 2009	15,225,000	$15,225	$839,269	$(1,804,277)	$(949,783)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008 and for the period from inception (April 27, 1984) through December 31, 2009

	For the Year	For the Year	Inception
	Ended	Ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009
Cash flow used for operating activities
Net loss	$(112,522)	$(222,875)	$(1,804,277)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad debt expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	15,958	95,745	111,703
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	(691)	2,711	2,020
Increase/(Decrease) in accrued director fees	-	12,500	12,500
Increase/(Decrease) in accrued expenses	75,017	58,113	477,242
Net cash flows used for operating activities	(22,238)	(53,806)	(883,602)

Cash flows used for investing activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net cash flows used for investing activities	-	-	(204,120)

Cash flows used for financing activities
Shareholder loan proceeds	22,224	47,373	1,579,064
Loan principle payments	-	-	(531,018)
Proceeds from issuance of common stock	-	-	39,791
Net cash flows used for financing activities	22,224	47,373	1,087,837

Net increase/(decrease) in cash	(14)	(6,433)	115

Beginning cash balance	129	6,562	-

Ending cash balance	$115	$129	$115

Supplemental disclosures
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

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

The Company is considered to be in the development stage as defined in Accounting Standards Codification Topic 915.  It has yet to commence full-scale operations and it continues to develop its planned principal operations. During 1997, and in prior years, the Company earned revenues primarily from consulting fees.

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

The following summarizes the more significant of such policies:

(B)  Cash

Cash consists of cash on deposit in commercial banks.  As of December 31, 2009, the Company had $115 in cash deposits.

(C)  Loss per Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are outstanding options for the purchase of common stock as of December 31, 2009 but as the Company has an operating loss, a loss per share calculation including these options would be anti-dilutive and is not presented.  The total potential dilutive common stock equivalents outstanding at December 31, 2009 were 2,600,000.

(D)  Use of Estimates in Preparation of Financial Statements

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(E) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition. SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the years ending December 31, 2009 or 2008.

(F) Impact of New Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Implementation of SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 - RELATED PARTY TRANSACTIONS

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans bear interest at 9% per annum.  Each loan has been evidenced by a note.  The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2009.

Principal Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$465,308	$194,917	$59,362	$719,587	March 1, 2011
148,831	51,305	15,655	215,791	March 1, 2011
$614,139	$246,222	$75,017	$935,378

The first note is payable to the Company’s president.  On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan.  On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash.  The Company paid an additional principal reduction of $20,000 on October 16, 1996.  During the years ended December 31, 2009 and 2008, the president loaned additional funds of $1,600 and $12,373, respectively.  During the years ended December 31, 2009 and 2008, the Company accrued interest on this loan of $59,362 and $46,048, respectively.

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

The second note is payable to another shareholder.  This was originally an unsecured note payable to two other individuals.  Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994.  During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000.  On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash.  The Company issued a new promissory note for the remaining principal plus interest.  In February, 1999, this note plus the right to receive all accrued interest was assigned to two shareholders of the Company.  A series of new notes have been written naming those individuals and compounded interest through March 1, 2011.  The Company has recorded accrued interest on this note through December 31, 2009. During the years ended December 31, 2009 and 2008, the shareholder loaned additional funds of $20,624 and $35,000, respectively.  During the years ended December 31, 2009 and 2008, the Company accrued interest on this loan of $15,655 and $12,065, respectively.

A shareholder provides office space for the Company.  The Company has determined that the value of the office space is nominal.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception amounting to $1,804,277 and has no operating revenue source as of December 31, 2009.  Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 5 – STOCK BASED COMPENSATION

 On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 2,500,000 were technically granted on October 17, 2008 based on the guidance in FASB ASC 798.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the performance requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

The following assumptions were used for valuing the options utilizing the Black-Scholes model:

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 5 – STOCK BASED COMPENSATION (continued)

A summary of the status of the Company’s option plans as of December 31, 2009, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$0.19	65
Granted	--		--
Forfeited	--		--

Outstanding at December 31, 2009	2,600,000	$0.19	53	--

Exercisable at December 31, 2009	600,000	$0.18	16	--

Non-vested at December 31, 2009	2,000,000	$0.19	53	--

The Company recognized $95,745 in stock-based compensation for all option awards that immediately vested and $15,958 for the options that vested during the year ended December 31, 2009.  The remaining $366,797 will be recognized ratably over the requisite service period of five years for all unvested options.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2009 are summarized below:

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$691,626	34%	$235,153
Accrued related party interest	396,609	34%	$134,847
Stock based compensation	111,703	34%	$37,979
Deferred tax asset			407,979
Valuation allowance			$(407,979)
			$-

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 6 – ACCOUNTING FOR INCOME TAXES (continued)

This valuation allowance has decreased $ 65,773 from $473,752 during the period ending December 31, 2009 due to the expiration of net operating loss carryforwards.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

	2009	2008
Expected provision based on statutory rates (34%)	$(38,257)	$(75,777)
Effect of:
Expiration of NOL carryforwards	104,030	101,444
Change in valuation allowance	(65,773)	(25,667)
Total actual provision	$-	$-

A list of the Company’s Net Operating Losses with the year of expiration is as follows:

Year	Amount	Balance
2015	214,677	214,677
2017	46,264	260,941
2018	47,807	308,748
2019	43,798	352,546
2020	77,340	429,886
2021	48,629	478,515
2022	35,594	514,109
2024	22,092	536,201
2025	27,620	563,821
2026	21,356	585,177
2027	15,885	601,062
2028	69,017	670,079
2029	21,546	691,626

Uncertain Tax Positions

The Company has not identified any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company has filed income tax returns in the US. All years prior to 2006 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2006, will close by expiration of the statute of limitations on about April 15, 2010.  The years ended December 31, 2007, 2008, and 2009 are open for examination.

NOTE 7 – COMMON STOCK

The Company has 50,000,000 authorized shares of common stock.  There are 40,000,000 shares of common voting stock with a par value of one mill ($0.001) per share; and 10,000,000 shares of Class A non-voting common stock with a par value of one mill ($0.001) per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were issued, and has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended December 31, 2009.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2009.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

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

NAME	AGE	POSITION
Robert G. Berry	74	President, Secretary and Director
Jon T. Jenkins	60	Director
Ray Brown	49	Director
L. Steven Haynes	49	Director
David W. Young	59	Director

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

Other Compensation Arrangements

On October 17, 2008 the board approved director compensation for each board of director totaling $2,500 for each meeting attended in person and $1,000 for each meeting attended via telephone. The Board further agreed to defer payment until the Company has sufficient cash flow.  No meetings were held during 2009.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2010, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	6,030,500	39.6%
Jon T. Jenkins (2)	6,030,500	39.6%

All executive officers and directors as a group (one person)	12,061,000	79.2%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 29, 2010, which number of shares are 15,225,000.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of December 31, 2009, the Company owes Berry $719,587. The entire unpaid principal and interest is due on or before March 1, 2011. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2011. As of December 31, 2009, the Company owes Jenkins $215,791 Jon Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that L. Steven Haynes is an "independent director" as defined under the rules of The Nasdaq Stock Market.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The Company had audit and financial statement review fees of $12,630 for the fiscal year ended December 31, 2009. It paid $15,202 in audit and financial statement review fees for the year ended December 31, 2008 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The Company paid tax return preparation fees totaling $450 for the fiscal year ended December 31, 2009 and $347 for the fiscal year ended December 31, 2008.

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

GAMEPLAN, INC.
(Registrant)

Date: March 31, 2010	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Chairman of the Board	March 31, 2010
Robert G. Berry