Form 10-Q
period 2010-03-31
GAMEPLAN INC
filed 2010-05-14
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

☒ Yes  ☐ No

As of May 12, 2010 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$68	$115
Total current assets	68	115

TOTAL ASSETS	$68	$115

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,303	$2,020
Accrued director compensation	12,500	12,500
Total current liabilities	19,803	14,520

Long-term liabilities
Payable to shareholders	963,715	935,378
Total long-term liabilities	963,715	935,378

Total liabilities	983,518	949,898

Stockholders' deficit
Common stock -- $.001 par value; 50,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	863,205	839,269
Accumulated deficit during the development stage	(1,861,880)	(1,804,277)
Total stockholders' deficit	(983,450)	(949,783)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$68	$115

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the three month periods ended March 31, 2010 and 2009 and for the period from inception through March 31, 2010
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Inception Through March 31, 2010
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other income	-	-	27,168
Total revenue	-	-	932,284
Expenses
General and administrative expense	12,909	9,252	2,194,858
Stock based compensation	23,936	-	135,639
Total expenses	36,845	9,252	2,330,497

Operating loss	(36,845)	(9,252)	(1,398,213)

Interest income	-	-	16,064
Interest expense	(20,758)	(17,053)	(849,090)
Gain/(loss) on asset sales	-	-	(29,477)
Total other income/(expense)	(20,758)	(17,053)	(862,503)
Net loss before taxes	(57,603)	(26,305)	(2,260,716)
Income taxes	-	-	1,164
Net loss before extraordinary item	(57,603)	(26,305)	(2,261,880)
Extraordinary item
“Lost Opportunity” settlement	-	-	400,000
Net income from extraordinary items	-	-	400,000

Net income (loss)	$(57,603)	$(26,305)	$(1,861,880)

Net income (loss) per share	$(0.01)	$(0.01)	$(0.20)

Weighted average number of shares outstanding	15,225,000	15,225,000	9,276,603

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2010 and 2009 and for the period from inception through March 31, 2010

(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	31-Mar-10	31-Mar-09	31-Mar-10
Cash flow used for operating activities
Net loss	$(57,603)	$(26,305)	$(1,861,880)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad debt expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	23,936	-	135,639
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	5,283	5,364	7,303
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	20,758	17,052	498,000
Net cash flows used for operating activities	(7,626)	(3,889)	(891,228)

Cash flows used for investing activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net cash flows used for investing activities	-	-	(204,120)

Cash flows used for financing activities
Shareholder loan proceeds	7,579	3,974	1,586,643
Loan principal payments	-	-	(531,018)
Proceeds from issuance of common stock	-	-	39,791
Net cash flows used for financing activities	7,579	3,974	1,095,416

Net increase / (decrease) in cash	(47)	85	68

Beginning cash balance	115	129	-

Ending cash balance	$68	$214	$68

Supplemental disclosures
Cash paid for taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, shareholders loaned an additional $7,578 to the Company to pay operating expenses.  The payable to shareholders accrued an additional $20,758 in interest for the three months ended March 31, 2010.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2010.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 5 – STOCK BASED COMPENSATION

On August 11, 2004, the Company entered into a stock option agreement with a director of the Company. The options provide for the purchase of the 100,000 shares of Company common stock at $0.05 per share. These options are outstanding and exercisable as of March 31, 2010.

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

A summary of the status of the Company’s option plans as of December 31, 2009, and changes during the three months ended March 31, 2010, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$.19	53
Granted	-	-	-
Forfeited	-	-
Outstanding at March 31, 2010	2,600,000.19		50	-
Exercisable at March 31, 2010	600,000.18		13	-
Non-vested at March 31, 2010	2,000,000.19		50	-

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here and in the Company's Form 10-K for the fiscal year ended December 31, 2009 are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The information set forth in the following discussion should be read with the financial statements of Gameplan, Inc. included elsewhere herein.

Business Overview

For the last several years the Company attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, we have not been able to gain traction for these plans. The game plan did not work and had to change.

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 50 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of March 31, 2010, the Company is indebted to its controlling shareholders in the amount of $963,715.

Summary of the New Plan

The New Plan of the Company is to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. The Company will hire employees as needed and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdiction in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.

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

No one receives cash compensation and the Company has no further employees other than those mentioned above.

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

OPERATING RESULTS - OVERVIEW

For the three months ended March 31, 2010 we incurred a net loss of $57,603 an increase of $31,298 from $26,305 for the three months ended March 31, 2009.  The basic loss per share for the current and prior year three months ended March 31 was $(0.01).

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three months ended March 31, 2010 and 2009 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three months ended March 31, 2010 and 2009.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2010, increased by $27,593 to $36,845 as compared to $9,252 for the three months ended March 31, 2009. The primary reason for the increase was stock based compensation expenses of $23,936 incurred in 2010 for our officers and directors in lieu of cash compensation. There were no stock based compensation expenses incurred in the 2009 quarter. The remaining operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended March 31, 2010 increased $3,705 to $20,758 as compared to $17,053 for the prior year three month period, due to additional funding of our operations by our shareholders.

LIQUIDITY

As of March 31, 2010, the Company had a total current asset balance of $68 and a total liability balance of $983,518, of which $963,715 is owed to two shareholders.

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

There have been no material developments towards implementation, funding, or development of the New Plan. No elements of the New Plan have been implemented and the Company has no revenues from business operations. Accordingly, there are substantial risks and uncertainties associated with investment in the Company which are more fully set forth in the “Risk Factors” section of the Annual Report on Form 10-K for December 31, 2009.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2010.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2009 which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of March 31, 2010, the Company owes Berry $735,656. The entire unpaid principal and interest is due on or before March 1, 2011. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2011. As of March 31, 2010, the Company owes Jenkins $228,059 on Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: May 14, 2010	/s/ Robert G. Berry
Robert G. Berry,
President and Director