Form 10-Q
period 2010-09-30
GAMEPLAN INC
filed 2010-11-12
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

☒ Yes  ☐ No

As of November 7, 2010 the number of shares of Common Stock, $.001 par value, outstanding was 15,225,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$90	$115
Total Current Assets	90	115

TOTAL ASSETS	$90	$115

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$2,166	$2,020
Accrued Director compensation	12,500	12,500
Total Current Liabilities	14,666	14,520

Long-Term Liabilities
Payable to Shareholders	1,021,287	935,378
Total long-Term Liabilities	1,021,287	935,378

Total Liabilities	1,035,953	949,898

Stockholders' Deficit
Common Stock -- $.001 par value; 50,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	911,077	839,269
Accumulated deficit during the development stage	(1,962,165)	(1,804,277)
Total Stockholders' Deficit	(1,035,863)	(949,783)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$90	$115

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2010 and 2009 and for the period from inception through September 30, 2010
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Revenues
Consulting Fees	$-	$-	$-	$-	$768,042
Commissions	-	-	-	-	137,034
Book Sales	-	-	-	-	40
Other Income	-	-	-	-	27,168
Total Revenue	-	-	-	-	932,284
Expenses
General and admin. Expense	1,732	1,827	22,499	17,433	2,204,448
Stock based compensation	23,937	-	71,809	-	183,512
Total Expenses	25,669	1,827	94,308	17,433	2,387,960

Operating Loss	(25,669)	(1,827)	(94,308)	(17,433)	(1,455,676)

Interest income	-	-	-	-	16,064
Interest expense	(21,664)	(19,353)	(63,580)	(55,412)	(891,912)
Gain/(loss) on asset sales	-	-	-	-	(29,477)
Total Other Income/(Expense)	(21,664)	(19,353)	(63,580)	(55,412)	(905,325)
Net Loss before taxes	(47,333)	(21,180)	(157,888)	(72,845)	(2,361,001)
Income Taxes	-	-	-	-	1,164
Net Loss before extraordinary item	(47,333)	(21,180)	(157,888)	(72,845)	(2,362,165)
Extraordinary item
"Lost Opportunity" settlement	-	-	-	-	400,000
Net Income From Extraordinary Items	-	-	-	-	400,000

Net Income (Loss)	$(47,333)	$(21,180)	$(157,888)	$(72,845)	$(1,962,165)

Net Income (Loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.21)

Weighted Average Number of shares outstanding	15,225,000	15,225,000	15,225,000	15,225,000	9,388,836

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2010 and 2009 and for the period from inception through September 30, 2010
(Unaudited)

	For The Nine	For The Nine	Inception
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flow Used for Operating Activities:
Net Loss	$(157,888)	$(72,845)	$(1,962,165)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	71,809	-	183,512
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	146	775	2,166
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	63,580	55,412	540,822
Net Cash Flows Used for Operating Activities	(22,353)	(16,658)	(905,955)

Cash Flows used for Investing Activities:
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities:
Shareholder loan proceeds	22,328	16,560	1,601,392
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	22,328	16,560	1,110,165

Net Increase / (Decrease) in cash	(25)	(98)	90

Beginning Cash Balance	115	129	-
Ending Cash Balance	$90	$31	$90

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, shareholders loaned an additional $22,328 to the Company to pay operating expenses.  The payable to shareholders accrued an additional $63,580 in interest for the nine months ended September 30, 2010.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2010.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 5 – STOCK BASED COMPENSATION

On August 11, 2004, the Company entered into a stock option agreement with a director of the Company. The options provide for the purchase of the 100,000 shares of Company common stock at $0.05 per share. During the quarter ended September 30, 2010 the Company came to a mutual understanding with the option holder to cancel the options.

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

A summary of the status of the Company’s option plans as of December 31, 2009, and changes during the nine months ended September 30, 2010, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$.19	53
Granted	-	-	-
Cancelled	100,000
Forfeited	-	$-
Outstanding at September 30, 2010	2,500,000	$.19	44	-
Exercisable at September 30, 2010	500,000	$.18	7	-
Non-vested at September 30, 2010	2,000,000	$.19	44	-

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 50 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of September 30, 2010, the Company is indebted to its controlling shareholders in the amount of $1,021,287.

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

OPERATING RESULTS - OVERVIEW

For the three months ended September 30, 2010 we incurred a net loss of $47,333 an increase of $26,153 from $21,180 for the three months ended September 30, 2009.  The basic loss per share for the current and prior year three months ended September 30 was $(0.01).

For the nine months ended September 30, 2010 we incurred a net loss of $157,888 an increase of $85,043 from $72,845 for the nine months ended September 30, 2009.  The basic loss per share for the current and prior year nine months ended September 30 was $(0.01).

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three and nine months ended September 30, 2010 and 2009 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three and nine months ended September 30, 2010 and 2009.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2010, increased by $23,842 to $25,669 as compared to $1,827 for the three months ended September 30, 2009. The primary reason for the increase was stock based compensation expenses of $23,937 incurred in the three month period ended September 30, 2010 for our officers and directors in lieu of cash compensation. There were no stock based compensation expenses incurred in the 2009 quarter. The remaining operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission.

Operating expenses for the nine months ended September 30, 2010, increased by $76,875 to $94,308 as compared to $17,433 for the nine months ended September 30, 2009. Stock based compensation expenses of $71,809 were incurred in the 2010 nine month period for our officers and directors in lieu of cash compensation. There were no stock based compensation expenses incurred in the 2009 nine month period. The remaining operating expenses were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended September 30, 2010 increased $2,311 to $21,664 as compared to $19,353 for the prior year three month period, due to additional funding of our operations by our shareholders.

Interest expense for the nine months ended September 30, 2010 increased $8,168 to $63,580 as compared to $55,412 for the prior year nine month period for loans due to shareholders.

LIQUIDITY

As of September 30, 2010, the Company had a total current asset balance of $90 and a total liability balance of $1,035,953 of which $1,021,287 is owed to two shareholders.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three or nine month periods ended September 30, 2010.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of September 30, 2010, the Company owes Berry $768,130. The entire unpaid principal and interest is due on or before March 1, 2011. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. The entire unpaid principal and interest is due on or before March 1, 2011. As of September 30, 2010, the Company owes Jenkins $253,157 on Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: November 11, 2010	/s/ Robert G. Berry
Robert G. Berry,
President and Director