Form 10-K
period 2010-12-31
GAMEPLAN INC
filed 2011-03-31
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on the closing sales price of the registrant’s common stock on that date, was approximately $221,480. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2011 was 15,225,000.

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

Summary of Company history

The Company (Cusip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. Of the 50 million shares authorized there are 15,225,000 shares outstanding with no appreciable market value. As of December 31, 2010, the Company is indebted to its controlling shareholders in the approximate amount of $1,044,869.

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Item 3.

Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of March 29, 2011, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2010, no matters were submitted to a vote by security holders.

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

Period	High	Low
January 1, 2009 through March 31, 2009	$0.15	$0.05
April 1, 2009 through June 30, 2009	$0.10	$0.10
July 1, 2009 through September 30, 2009	$0.10	$0.10
October 1, 2009 through December 31, 2009	$0.10	$0.10
January 1, 2010 through March 31, 2010	$0.07	$0.07
April 1, 2010 through June 30, 2010	$0.07	$0.07
July 1, 2010 through September 30, 2010	$0.07	$0.07
October 1, 2010 through December 31, 2010	$0.07	$0.07

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

As of March 29, 2011, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

A summary of the status of the Company’s option plans as of December 31, 2010, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$0.19	53
Granted	--		--
Forfeited	(100,000)		--

Outstanding at December 31, 2010	2,500,000	$0.19	41	--

Exercisable at December 31, 2010	1,000,000	$0.19	41	--

Non-vested at December 31, 2010	1,500,000	$0.19	41	--

The Company recognized $207,448 in stock-based compensation for all option awards that immediately vested and for the options that vested during the year ended December 31, 2010.  The remaining $271,277 will be recognized ratably over the requisite service period of five years for all unvested options.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the past three years.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None; not applicable.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Overview

Our fiscal year ended December 31, 2010 resulted in a net loss of $205,030. The Company's net loss increased $92,508 from the previous fiscal year ended December 31, 2009. The Company's net loss for the fiscal year ended December 31, 2009 was $112,522.  The Basic Loss per Share for fiscal year 2010 was $0.01 compared to a loss per share of $0.01 for fiscal year ended 2009.  Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the years ended December 31, 2010 and 2009 were $0.

Cost of Sales

No sales and consequently no costs were incurred for the years ended December 31, 2010 and 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2010, increased by $82,220 to $119,725 as compared to $37,505 for the year ended December 31, 2009. We incurred $95,745 in stock based compensation expenses for the fair value of options vested for our directors in 2010. Stock based compensation expenses were only $15,958 in 2009, which represents the fair value of options that vested during the year.

Interest Expense

Interest expense for the year ended December 31, 2010, increased to $85,305 as compared to $75,017 for the prior year period, due to interest incurred on larger loan balances due to our shareholders.

Liquidity

As of December 31, 20010 the Company had a total current asset balance of $27 and total current liability balance of $14,226. In addition, the Company is indebted to two shareholders in the amount of $1,044,869.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2010.

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

Item 8.

Financial Statements and Supplementary Data

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the balance sheets of GamePlan, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from inception [April 27, 1984] through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1993, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009, and for the period from inception [April 27, 1984] through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 31, 2011

GAMEPLAN, INC.
[A Development Stage Company]
Balance Sheets
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$27	$115
Total Current Assets	27	115

TOTAL ASSETS	$27	$115

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,726	$2,020
Accrued Director compensation	12,500	12,500
Total Current Liabilities	14,226	14,520

Long-Term Liabilities
Payable to Shareholders	1,044,869	935,378
Total long-Term Liabilities	1,044,869	935,378

Total Liabilities	1,059,095	949,898

Stockholders' Deficit
Common Stock -- $.001 par value; 50,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	935,014	839,269
Accumulated deficit during the development stage	(2,009,307)	(1,804,277)
Total Stockholders' Deficit	(1,059,068)	(949,783)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$27	$115

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2010 and 2009 and for the period from inception (April 27, 1984) through December 31, 2010

	For the	For the	Inception
	Year Ended	Year Ended	Through
	December 31, 2010	December 31, 2009	December 31, 2010
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Expenses
General and administrative expenses	23,980	21,547	2,205,929
Stock based compensation	95,745	15,958	207,448
Total expenses	119,725	37,505	2,413,377

Operating Loss	(119,725)	(37,505)	(1,481,093)

Interest income	-	-	16,064
Interest expense	(85,305)	(75,017)	(913,637)
Gain/(loss) on asset sales	-	-	(29,477)
Total Other Income/(Expense)	(85,305)	(75,017)	(927,050)
Net Loss before taxes	(205,030)	(112,522)	(2,408,143)
Income Taxes	-	-	1,164
Net Loss before extraordinary item	(205,030)	(112,522)	(2,409,307)
Extraordinary item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Income (Loss)	$(205,030)	$(112,522)	$(2,009,307)

Net Income (Loss) per share	$(0.01)	$(0.01)	$(0.21)

Weighted Average Number of shares outstanding	15,225,000	15,225,000	9,443,380

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit)
For the period from inception (April 27, 1984) through December 31, 2010

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance at Inception, April 27, 1984	0	$0	$0	$0	$0
Issued 750,000 shares of common stock for cash	750,000	750	2,250		3,000
Issued 2,500,000 shares of common stock for cash	2,500,000	2,500	19,569		22,069
Issued 29,250,000 shares of common stock for cash, 12/31/091	29,250,000	29,250			29,250
Reverse split [1 for 5] of 32,500,000 shares of common stock outstanding	(26,000,000)	(26,000)	26,000		0
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	6,500,000	6,500	30,791	(5,621)	31,670
Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	6,500,000	6,500	30,791	(332,359)	(295,068)
Issued 1,200,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	1,200,000	1,200	248,800		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	7,700,000	7,700	279,591	(637,421)	(350,130)
Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	7,700,000	7,700	279,591	(944,395)	(657,104)
Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	7,700,000	7,700	279,591	(1,160,072)	(872,781)
Issued 4,500,00 shares of common stock in satisfaction of debt, October 7, 1996	4,500,000	4,500	445,500		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	12,200,000	12,200	725,091	(882,863)	(145,572)
Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	12,200,000	12,200	725,091	(929,127)	(191,836)

Issued 3,000,000 shares pf common stock for R&D	3,000,000	3,000			3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)
Issued 25,000 shares of common stock for cash	25,000	25	2,475		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	15,200,000	15,200	727,566	(1,023,244)	(280,453)

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit) (continued)
For the period from inception (April 27, 1984) through December 31, 2010

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance, December 31, 1999	15,225,000	$15,225	$727,566	$(1,023,244)	$(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)
Net loss, 2004				(45,213)	(45,213)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,607)	(523,816)
Net loss, 2005				(62,125)	(62,125)
Balance, December 31, 2005	15,225,000	15,225	727,566	(1,328,731)	(585,940)
Net loss, 2006				(57,509)	(57,509)
Balance, December 31, 2006	15,225,000	15,225	727,566	(1,386,240)	(643,449)
Net loss, 2007				(82,640)	(82,640)
Balance, December 31, 2007	15,225,000	15,225	727,566	(1,468,880)	(726,089)
Stock-based Compensation			95,745		95,745
Net loss, 2008				(222,875)	(222,875)
Balance, December 31, 2008	15,225,000	15,225	823,311	(1,691,755)	(853,219)
Stock-based Compensation			15,958		15,958
Net loss, 2009				(112,522)	(112,522)
Balance, December 31, 2009	15,225,000	15,225	839,269	(1,804,277)	(949,783)
Stock-based Compensation			95,745		95,745
Net loss, 2010				(205,030)	(205,030)
Balance, December 31, 2010	15,225,000	$15,225	$935,014	$(2,009,307)	$(1,059,068)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009 and for the period from inception (April 27, 1984) through December 31, 2010

	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	Inception Through December 31, 2010

Cash Flow Used for Operating Activities
Net Loss	$(205,030)	$(112,522)	$(2,009,307)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	95,745	15,958	207,448
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	(294)	(691)	1,726
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	85,305	75,017	562,547
Net Cash Flows Used for Operating Activities	(24,274)	(22,238)	(907,876)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	24,186	22,224	1,603,250
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	24,186	22,224	1,112,023

Net Increase / (Decrease) in cash	(88)	(14)	27

Beginning Cash Balance	115	129	-
Ending Cash Balance	$27	$115	$27

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Consolidated Financial Statements

December 31, 2010

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

The following summarizes the more significant of such policies:

(B)  Cash

Cash consists of cash on deposit in commercial banks.  As of December 31, 2010, the Company had $27 in cash deposits.

(C)  Loss per Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are outstanding options for the purchase of common stock as of December 31, 2010 but as the Company has an operating loss, a loss per share calculation including these options would be anti-dilutive and is not presented.  The total potential dilutive common stock equivalents outstanding at December 31, 2010 were 2,500,000.

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

(E) Revenue Recognition

Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the years ending December 31, 2010 or 2009.

(F) Income Taxes

The Company applies ASC 740 (Statement of Financial Accounting Standards No. 109), Accounting for Income Taxes.  The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2010 and 2009, no income tax expense had been incurred.

(G) Impact of New Accounting Standards

ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 simplifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06).  The Company adopted ASU 2010-06, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  The Company believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 – RELATED PARTY TRANSACTIONS

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans bear interest at 9% per annum.  Each loan has been evidenced by a note. The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2010.

Principal Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$465,508	$254,278	$64,769	$784,555	March 1, 2012
172,818	66,960	20,536	260,314	March 1, 2012
$638,326	$321,238	$85,305	$1,044,869

The first note is payable to the Company’s president.  On February 17, 1996, the Company issued notes totaling $695,500, which extended the maturity date on a prior loan.  On October 7, 1996, the Company issued 3,500,000 shares of $.001 par value common stock in satisfaction of $350,000 of the note payable and paid a principal reduction of $260,890 in cash.  The Company paid an additional principal reduction of $20,000 on October 16, 1996.  During the years ended December 31, 2010 and 2009, the president loaned additional funds of $200 and $1,600, respectively.  During the years ended December 31, 2010 and 2009, the Company accrued interest on this loan of $64,769 and $59,362, respectively.

The second note is payable to another investor.  This was originally an unsecured note payable to two other individuals.  Principal of $245,000, along with accrued interest, were due to be paid on or before October 1, 1994.  During November, 1994, the Company paid principal of $45,000 along with $19,600 accrued interest, and renewed the remaining principal balance of $200,000.  On October 7, 1996, the Company issued 1,000,000 shares of $.001 par value common stock in satisfaction of $100,000 of the note payable and paid an additional $89,110 in cash. The Company issued a new promissory note for the remaining principal plus interest.  In February, 1999, this note plus the right to receive all accrued interest was assigned to two shareholders of the Company.  A series of new notes have been written naming those individuals and compounded interest through March 1, 2012.  The Company has recorded accrued interest on this note through December 31, 2010. During the years ended December 31, 2010 and 2009, the shareholder loan additional funds of $23,986 and $20,624, respectively.  During the years ended December 31, 2010 and 2009, the Company accrued interest on this loan of $20,536 and $15,655, respectively.

A shareholder provides office space for the Company.  The Company has determined that the value of the office space is nominal.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception amounting to $2,009,307 and has no operating revenue source as of December 31, 2010. Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others. The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized. Management’s plans to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 2,500,000 were technically granted on October 17, 2008 based on the guidance in FASB ASC 798.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

The following assumptions were used for the Black-Scholes model:

October 17, 2008
Risk free rates	1.9%
Dividend yield	0%
Expected volatility	624%
Weighted average expected stock option life	3 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$0.19149
Total options granted	2,500,000
Total weighted average fair value of options granted	$478,500

A summary of the status of the Company’s option plans as of December 31, 2010, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of year	2,600,000	$.19	53
Granted	-	-	-
Forfeited	(100,000)	-
Outstanding at December 31, 2010	2,500,000.19		41	-
Exercisable at December 31, 2010	1,000,000.19		41	-
Non-vested at December 31, 2010	1,500,000.19		41	-

The Company recognized $207,448 in stock-based compensation for all option awards that immediately vested and for the options that vested during the year ended December 31, 2010.  The remaining $271,277 will be recognized ratably over the requisite service period of five years for all unvested options.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2030 are summarized below:

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$500,929	34%	$170,316
Accrued Related Party Interest	481,914	34%	$163,851
Deferred tax asset			334,167
Valuation Allowance			$(334,167)
			$-

This valuation allowance has decreased $ 73,812 from $407,979 during the period ending December 31, 2010 due to the expiration of net operating loss carryforwards.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

	2010	2009
Expected Provision Based on Statutory Rates (34%)	$(69,710)	$(38,257)
Effect of:
Expiration of NOL Carryforwards	72,990	104,030
Non Deductible Stock Compensation	70,532
Change in Valuation allowance	(73,812)	(65,773)
Total Actual Provision	$-	$-

A list of the Company’s Net Operating Losses with the year of expiration is as follows:

Year	Amount	Balance
2017	46,264	46,264
2018	47,807	94,071
2019	43,798	137,869
2020	77,340	215,209
2021	48,629	263,838
2022	35,594	299,432
2024	22,092	321,524
2025	27,620	349,144
2026	21,356	370,500
2027	15,885	386,385
2028	69,017	455,403
2029	21,546	476,949
2030	23,980	500,929

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

The Company has filed income tax returns in the US. All years prior to 2007 are closed by expiration of the statute of limitations.  The tax year ended December 31, 2007, will close by expiration of the statute of limitations on about April 15, 2011.  The years ended December 31, 2008, 2009, and 2010 are open for examination.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2010.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

NAME	AGE	POSITION
Robert G. Berry	75	President, Secretary and Director
Jon T. Jenkins	61	Director
Ray Brown	50	Director
L. Steven Haynes	50	Director
David W. Young	60	Director

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

Other Compensation Arrangements

On October 17, 2008 the board approved director compensation for each board of director totaling $2,500 for each meeting attended in person and $1,000 for each meeting attended via telephone. The Board further agreed to defer payment until the Company has sufficient cash flow.  No meetings were held during 2010.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2011, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	6,030,500	39.6%
Jon T. Jenkins (2)	6,030,500	39.6%

All executive officers and directors as a group (one person)	12,061,000	79.2%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 29, 2011, which number of shares are 15,225,000.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of December 31, 2010, the Company owes Berry $784,555. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of December 31, 2010, the Company owes Jenkins $260,314. Jon Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

The Company had audit and financial statement review fees of $12,794 for the fiscal year ended December 31, 2010. It paid $12,630 in audit and financial statement review fees for the year ended December 31, 2009 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The Company paid tax return preparation fees totaling $450 for the fiscal year ended December 31, 2010 and $450 for the fiscal year ended December 31, 2009.

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

GAMEPLAN, INC.
(Registrant)

Date: March 31, 2011	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Chairman of the Board	March 31, 2011
Robert G. Berry