Form 10-Q
period 2011-06-30
GAMEPLAN INC
filed 2011-08-12
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

☒ Yes  ☐ No

As of August 11, 2011, the number of shares of Common Stock, $.001 par value, outstanding was 1,522,500.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
A Development Stage Company
Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$-	$27
Total Current Assets	-	27
TOTAL ASSETS	$-	$27

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$1,494	$1,726
Accrued Director compensation	12,500	12,500
Total Current Liabilities	13,994	14,226

Long-Term Liabilities:
Payable to Shareholders	1,110,163	1,044,869
Total long-Term Liabilities	1,110,163	1,044,869

Total Liabilities	1,124,157	1,059,095

Stockholders' Deficit:
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 1,522,500 (15,225,000 pre-split shares) issued and outstanding	1,523	1,523
Additional paid-in capital	996,587	948,716
Accumulated deficit during the development stage	(2,122,267)	(2,009,307)
Total Stockholders' Deficit	(1,124,157)	(1,059,068)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$27

See accompanying notes to the condensed financial statements

GAMEPLAN, INC.
A Development Stage Company
Condensed Statements of Operations
For the three and six month periods ended June 30, 2011 and 2010 and for the period from inception through June 30, 2011
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Inception Through
	06/30/2011	06/30/2010	06/30/2011	06/30/2010	06/30/2011

Revenues:
Consulting Fees	$-	$-	$-	$-	$768,042
Commissions	-	-	-	-	137,034
Book Sales	-	-	-	-	40
Other Income	-	-	-	-	27,168
Total Revenue	-	-	-	-	932,284
Expenses
General and admin. expense	11,492	7,858	17,844	20,767	2,223,773
Stock based compensation	23,936	23,936	47,872	47,872	255,320
Total Expenses	35,428	31,794	65,716	68,639	2,479,093

Operating Loss	(35,428)	(31,794)	(65,716)	(68,639)	(1,546,809)

Interest income	-	-	-	-	16,064
Interest expense	(24,007)	(21,158)	(47,244)	(41,916)	(960,881)
Gain/(loss) on asset sales	-	-	-	-	(29,477)
Total Other Income/(Expense)	(24,007)	(21,158)	(47,244)	(41,916)	(974,294)
Net Loss before taxes	(59,435)	(52,952)	(112,960)	(110,555)	(2,521,103)
Income Taxes	-	-	-	-	1,164
Net Loss before extraordinary item	(59,435)	(52,952)	(112,960)	(110,555)	(2,522,267)
Extraordinary item:
"Lost Opportunity" settlement	-	-	-	-	400,000
Net Income From Extraordinary Items	-	-	-	-	400,000

Net Income (Loss)	$(59,435)	$(52,952)	$(112,960)	$(110,555)	$(2,122,267)

Net Income (Loss) per share	$(0.04)	$(0.03)	$(0.07)	$(0.07)	$(2.22)
Weighted Average Number of shares outstanding	1,522,500	1,522,500	1,522,500	1,522,500	954,947

See accompanying notes to the condensed financial statements

GAMEPLAN, INC.
A Development Stage Company
Condensed Statements of Cash Flows
For the six month periods ended June 30, 2011 and 2010 and for the period from inception through June 30, 2011
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Inception Through
	06/30/2011	06/30/2010	06/30/2011
Cash Flow Used for Operating Activities:
Net Loss	$(112,960)	$(110,555)	$(2,122,267)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	47,872	47,872	255,320
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	(232)	1,074	1,494
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	47,244	41,916	609,791
Net Cash Flows Used for Operating Activities	(18,076)	(19,693)	(925,952)

Cash Flows used for Investing Activities:
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities:
Shareholder loan proceeds	18,049	19,626	1,621,299
Loan Principle Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	18,049	19,626	1,130,072

Net Increase / (Decrease) in cash	(27)	(67)	-

Beginning Cash Balance	27	115	-
Ending Cash Balance	$-	$48	$-

Supplemental Disclosures:
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to the condensed financial statements

GAMEPLAN, INC.

A Development Stage Company

Notes to Condensed Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, shareholders loaned an additional $ 18,049 to the Company to pay operating expenses.  The payable to shareholders accrued an additional $47,245 in interest for the six months ended June 30, 2011.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2011.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 [100,000 pre-split] Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of twenty cents (.20 cents) per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options were/shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 250,000 [2,500,000 pre-split] were technically granted on October 17, 2008 based on the guidance in FASB ASC 798.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

A summary of the status of the Company’s option plans as of December 31, 2010, and changes during the six months ended June 30, 2011, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of period	250,000	$1.90	41
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	$-
Outstanding at June 30, 2011	250,000	$1.90	35	-
Exercisable at June 30, 2011	100,000	$1.90	35	-
Non-vested at June 30, 2011	150,000	$1.90	35	-

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

The Company recognized $47,872 and $47,872 in stock-based compensation during the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 – EQUITY

On August 1, 2011 the Company amended its articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 250,000,000 shares and the creation of a class of preferred stock, par value $0.001, with 50,000,000 authorized. The preferred stock will have the designations, rights, and preferences as may be determined by the board of directors.

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented.

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. On August 1, 2011 the Company amended its articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 250,000,000 shares and the creation of a class of preferred stock, par value $0.001, with 50,000,000 authorized. The preferred stock will have the designations, rights, and preferences as may be determined by the board of directors.

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 shares outstanding with no appreciable market value. As of June 30, 2011, the Company is indebted to its controlling shareholders in the amount of $1,110,163.

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

Future Business Plans

FIRST CORPORATE ACTION

To amend the Company’s Articles of Incorporation to effectuate 1-for-10 reverse stock split of the Company’s outstanding voting common stock with post-split fractional shares being rounded up to the nearest whole number.

Our Board of Directors and the holders of an aggregate of 11,916,000 shares of voting common stock, representing approximately 78.3% of our issued and outstanding voting common stock, outstanding on July 1, 2011 have also approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse split of our issued and outstanding common stock. As a result of the reverse split, every ten (10) shares of outstanding voting common stock (the “Old Shares”), will become and be converted into one (1) share of voting common stock (the “New Shares”), with post-split fractional shares being rounded up to the nearest whole number.

As a result of the reverse stock split, the number of shares of common stock issued and outstanding decreased from 15,225,000 to approximately 1,522,500. Since additional fractional shares may be issued in order to round up fractional shares, we do not know the exact number of New Shares that will be outstanding after the reverse split.

Reasons for the Reverse Stock Split

We believe that the reverse stock split will increase the per share stock price.  We believe that if we are successful in maintaining a higher stock price, the stock will generate greater interest among professional investors and institutions. If we are successful in generating interest among such entities, we anticipate that our common stock would have greater liquidity and a stronger investor base.

In evaluating the reverse stock split, our Board of Directors also took into consideration negative factors associated with reverse stock splits. These factors include the negative perception of reverse stock splits held by many investors, analysts and other stock market participants, as well as the fact that the stock price of some companies that have effected reverse stock splits has subsequently declined back to pre-reverse stock split levels. The Board, however, determined that these negative factors were outweighed by the potential benefits.

Potential Effects of the Reverse Stock Split

The immediate effect of a reverse stock split will be to reduce the number of shares of common stock outstanding, and to increase the trading price of the common stock. However, the effect of any reverse stock split upon the market price of the common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in exact proportion to the reduction in the number of shares of the common stock outstanding as a result of the reverse stock split. Also, as stated above, we cannot assure you that a reverse stock split will lead to a sustained increase in the trading price of the common stock. The trading price of the common stock may change due to a variety of other factors, including our operating results, other factors related to our business, and general market conditions.

Effect on Ownership by Individual Stockholders

The New Shares issued pursuant to the reverse stock split will be fully paid and non-assessable. All New Shares will have the same voting rights and other rights as the Old Shares, and will vote on a one-share-vote basis. Our stockholders do not have preemptive rights to acquire additional shares of common stock. The reverse stock split will not alter any stockholder’s percentage interest in our equity, except to the extent that the reverse stock split results in any of our stockholders owning a fractional share, which will be rounded up to the next whole number of shares.

Effect on Options, Warrants and other Securities

All outstanding options, warrants, notes, debentures and other securities entitling their holders to purchase shares of common stock will be adjusted as a result of the reverse stock split, as required by the terms of these securities. In particular, the conversion ratio for each instrument was reduced, and the exercise price, if applicable, was increased, in accordance with the terms of each instrument and based on the one- for-ten ratio.

Other Effects on Outstanding Shares

The reverse stock split may result in some stockholders owning “odd-lots” of less than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd-lots are generally higher than the costs of transactions in “round-lots” of even multiples of 100 shares.

Our common stock is currently registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the periodic reporting and other requirements of the Exchange Act. The reverse stock split will not affect the registration of our common stock under the Exchange Act.

Authorized Shares of Common Stock

The reverse stock split did not change the number of authorized shares of our common stock under our Articles of Incorporation, as amended. Because the number of issued and outstanding shares of common stock decreased, the number of shares of common stock remaining available for issuance will increase. Under our prior articles of incorporation, as amended, our authorized capital stock consisted of (i) 40,000,000 shares of voting common stock, $0.001 par value per share, and (ii) 10,000,000 shares of Class A non-voting common stock, $0.001 par value per share.  However, even though the reverse stock split did not change our authorized capital stock, the Second Corporate Action discussed below, will do so.  Please see the Second Corporate Action below.

Fractional Shares

We will not issue fractional shares in connection with the reverse stock split. Instead, any fractional share resulting from the reverse stock split will be rounded up to the nearest whole share.

Accounting Consequences

The par value of the common stock will remain unchanged at $0.001 per share after the reverse stock split. We do not anticipate that any other accounting consequences will arise as a result of the reverse stock split.

SECOND CORPORATE ACTION

To amend Article IV of the Company’s Articles of Incorporation to (i) eliminate the authorized Class A non-voting common stock, par value $0.001 per share, (ii) increase the Company’s authorized common stock, par value $0.001 per share, from 50,000,000 shares to 250,000,000 shares and (iii) create 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

Our Board of Directors and the holders of an aggregate of 11,916,000 shares of voting common stock, representing approximately 78.3% of our issued and outstanding voting common stock, outstanding on July 1, 2011, have approved of the Second Corporate Action set forth above.  The Company’s Articles of Incorporation had authorized the issuance of 40,000,000 shares of voting common stock and 10,000,000 shares of Class A non-voting common stock.  As of July 1, 2011, there were 15,225,000 shares of voting common stock issued and outstanding and no shares of Class A non-voting common stock outstanding.  Our prior Articles of Incorporation do not authorize the issuance of preferred stock.

Elimination of Class A Non-Voting Common Stock

Reasons for the Eliminating the Class A Non-Voting Common Stock

The Board of Directors and Majority Stockholders voted for the elimination of the Company’s authorized Class A non-voting common stock due to the fact that the Company does not foresee the necessity of them and due to their desire to streamline the Company’s capital structure.

Effect of Elimination on Current Stockholders

Due to the fact that the Company has never issued any shares of Class A non-voting common stock nor are there any securities exchangeable or convertible into such shares, there will be no effect on the Company’s securities, including the holders of the voting common stock.

Increase of our Authorized Shares of Voting Common Stock

The Company’s prior Articles of Incorporation authorized the issuance of 40,000,000 shares of voting common stock, par value $0.001 per share, of which 15,225,000 (pre-split) were issued and outstanding as of July 1, 2011. The amendment to the Company’s Articles of Incorporation provides for an increase of such shares to 250,000,000.  The $0.001 par value of the voting common stock will not be affected by the amendment.

Reasons for the Increase

We believe that the increase in authorized common stock is necessary to ensure that there will be sufficient shares of common stock available for issuance in connection with future financing and the conversion of any convertible preferred stock that is issued in the future pursuant to the “blank check” preferred stock provision (described below).

As mentioned above, the increase in authorized common stock will provide the Company with flexibility for future capital raising or acquisitions. The Company plans to pursue a strategy of raising capital or acquiring other companies using shares of our common stock as consideration. Any such issuances of our common stock could be authorized by our Board of Directors without further action on the part of our stockholders. The increase in the amount of authorized shares of common stock is intended to ensure sufficient reserves of common stock for such purposes and to reduce the likelihood of additional increases in the future, which could be costly and time consuming. However, we do not, at this time, have any plans, proposals or arrangements concerning the issuance of such additional shares of common stock.

The issuance of additional shares of our common stock to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. In addition, issuance by us of additional shares of common stock could have an effect upon the potential realizable value of a stockholder’s investment. In the absence of a proportionate increase in our earnings and book value, an increase in the total number of our outstanding shares caused by the issuance of additional shares of common stock will dilute the earnings per share and book value per share of all outstanding shares of our common stock. If such factors were reflected in the price per share of our common stock, the potential realizable value of a stockholder’s investment in the Company could be adversely affected.

The additional shares of voting common stock authorized by the amendment to the Articles of Incorporation have rights identical to the currently outstanding voting common stock. Adoption of the amendment and issuance of the additional common stock authorized thereby will not affect the rights of the holders of our common stock, except for effects incidental to increasing the number of outstanding shares of our common stock, as discussed above.

Authorization of “Blank Check” Preferred Stock

In addition to the elimination of the Class A non-voting common stock and increase in our authorized voting common stock, the amendment to the Company’s Articles of Incorporation also authorizes the issuance of 50,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors without stockholder approval. Accordingly, upon effectiveness of the amendment as of August 1, 2011, our Board of Directors authorized, without stockholder approval, to designate and issue series of our preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock, substantially dilute the common stockholders’ interests in the Company and depress the price of our common stock. In addition, although we do not presently intend to use the “blank check” preferred stock provision for such purpose, preferred stock authorized under such provision could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of the Company (as described in more detail below).

Reasons for Authorizing the “Blank Check” Preferred Stock

Our Board of Directors believes that authorization of “blank check” preferred stock is in the best interests of the Company and its stockholders because it is advisable to have the ability to authorize such shares of preferred stock and have them available for, among other things, possible issuances in connection with such activities as public or private offerings of shares for cash, acquisitions of other companies, pursuit of financing opportunities and other corporate purposes. However, we do not, at this time, have any plans, proposals or arrangements concerning the issuance of shares of our “blank check” preferred stock.

Potential Anti-Takeover Effect

Increase in the amount of our authorized but unissued shares of common stock and adoption of a “blank check” preferred stock provision could, under certain circumstances, have an anti-takeover effect (for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of the Company with another company). However, neither the increase in the number of authorized shares of our common stock nor the adoption of the “blank check” preferred stock contained in the Amendment to our Articles of Incorporation is the result of management’s knowledge of any specific effort to accumulate our securities or to obtain control of the Company by means of a merger, tender offer, solicitation in opposition to management or otherwise. We have no present intention to use the increase in the number of authorized shares of our common stock or the “blank check” preferred stock for anti-takeover purposes. Our Board of Directors does not currently contemplate recommending the adoption of any other amendments to our Articles of Incorporation that could be construed to affect the ability of third parties to take over or change the control of the Company, nor is the Amendment a part of an ant-takeover strategy.

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

OPERATING RESULTS - OVERVIEW

For the three months ended June 30, 2011 we incurred a net loss of $59,435 an increase of $6,483 from $52,952 for the three months ended June 30, 2010.  The basic loss per share for the current and prior year three months ended June 30 was $(0.04) and $(0.03), respectively.

For the six months ended June 30, 2011 we incurred a net loss of $112,960 an increase of $2,405 from $110,555 for the six months ended June 30, 2010.  The basic loss per share for the current and prior year six months ended June 30 was $(0.07) and $(0.07), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three and six months ended June 30, 2011 and 2010 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three and six months ended June 30, 2011 and 2010.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2011 increased by $3,634 to $35,428 as compared to $31,794 for the three months ended June 30, 2010. Our general and administrative expenses increased by $3,634 for the current quarter as compared to the prior year quarter. Theses operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission. Stock based compensation expenses were $23,936 for both of the current and prior year quarters. These stock based compensation expenses were incurred for our officers and directors in lieu of cash compensation.

Operating expenses for the six months ended June 30, 2011, decreased by $2,923 to $65,716 as compared to $68,639 for the six months ended June 30, 2010. Stock based compensation expenses of $47,872 for both periods and represents compensation for our officers and directors in lieu of cash compensation. The remaining operating expenses for both periods were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended June 30, 2011 increased $2,849 to $24,007 as compared to $21,158 for the prior year three month period, due to additional funding of our operations by our shareholders.

Interest expense for the six months ended June 30, 2011 increased $5,328 to $47,244 as compared to $41,916 for the prior year six month period for loans due to shareholders.

LIQUIDITY

As of June 30, 2011, the Company had no assets and a total liability balance of $1,124,157, of which $1,110,163 is owed to two shareholders.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months and six month periods ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of June 30, 2011, the Company owes Berry $820,296. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of June 30, 2011, the Company owes Jenkins $289,867. Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

Item 6.  Exhibits

Exhibit

Number

Name of Exhibit

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS

XBRL Instance Document

101.SCH

XBRL Schema Document

101.CAL

XBRL Calculation Linkbase Document

101.DEF

XBRL Definition Linkbase Document

101.LAB

XBRL Labels Linkbase Document

101.PRE

XBRL Presentation Linkbase Document

______

(1)

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMEPLAN, INC.

Date: August 12, 2011	/s/ Robert G. Berry
Robert G. Berry,
President and Director