Form 10-Q
period 2011-09-30
GAMEPLAN INC
filed 2011-11-14
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

☒ Yes  ☐ No

As of November 8, 2011, the number of shares of Common Stock, $.001 par value, outstanding was 1,522,500.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Balance Sheets

ASSETS
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$79	$27
Total Current Assets	79	27

TOTAL ASSETS	$79	$27

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$2,640	$1,726
Accrued Director compensation	12,500	12,500
Total Current Liabilities	15,140	14,226

Long-Term Liabilities
Payable to Shareholders	1,138,178	1,044,869
Total long-Term Liabilities	1,138,178	1,044,869

Total Liabilities	1,153,318	1,059,095

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 1,522,500 issued and outstanding	1,523	1,523
Additional paid-in capital	1,020,524	948,716
Accumulated deficit during the development stage	(2,175,286)	(2,009,307)
Total Stockholders' Deficit	(1,153,239)	(1,059,068)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$79	$27

See accompanying notes to the condensed financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Statements of Operations
For the three and nine month periods ended September 30, 2011 and 2010 and for the period from Inception April 27, 1984 through September 30, 2011
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Revenues
Consulting Fees	$-	$-	$-	$-	$768,042
Commissions	-	-	-	-	137,034
Book Sales	-	-	-	-	40
Other Income	-	-	-	-	27,168
Total Revenue	-	-	-	-	932,284
Expenses
General and admin. Expense	3,898	1,732	21,742	22,499	2,227,671
Stock based compensation	23,937	23,937	71,809	71,809	279,257
Total Expenses	27,835	25,669	93,551	94,308	2,506,928

Operating Loss	(27,835)	(25,669)	(93,551)	(94,308)	(1,574,644)

Interest income	-	-	-	-	16,064
Interest expense	(25,184)	(21,664)	(72,428)	(63,580)	(986,065)
Gain/(loss) on asset sales	-	-	-	-	(29,477)
Total Other Income/(Expense)	(25,184)	(21,664)	(72,428)	(63,580)	(999,478)
Net Loss before taxes	(53,019)	(47,333)	(165,979)	(157,888)	(2,574,122)
Income Taxes	-	-	-	-	1,164
Net Loss before extraordinary item	(53,019)	(47,333)	(165,979)	(157,888)	(2,575,286)
Extraordinary item
"Lost Opportunity" settlement	-	-	-	-	400,000
Net Income From Extraordinary Items	-	-	-	-	400,000

Net Income (Loss)	$(53,019)	$(47,333)	$(165,979)	$(157,888)	$(2,175,286)

Net Income (Loss) per share	$(0.03)	$(0.03)	$(0.11)	$(0.10)	$(2.27)

Weighted Average Number of shares outstanding	1,522,500	1,522,500	1,522,500	1,522,500	960,106

See accompanying notes to the condensed financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Statement of Cash Flows
For the nine month periods ended September 30, 2011 and 2010 and for the period from inception April 27, 1984 through September 30, 2011
(Unaudited)

	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flow Used for Operating Activities
Net Loss	$(165,979)	$(157,888)	$(2,175,286)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	71,809	71,809	279,257
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	914	146	2,640
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	72,428	63,580	634,975
Net Cash Flows Used for Operating Activities	(20,828)	(22,353)	(928,704)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows from Financing Activities
Shareholder loan proceeds	20,880	22,328	1,624,130
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows from Financing Activities	20,880	22,328	1,132,903

Net Increase / (Decrease) in cash	52	(25)	79

Beginning Cash Balance	27	115	-
Ending Cash Balance	$79	$90	$79

Supplemental Disclosures
Cash Paid for Taxes	-	-	-
Cash Paid for Interest	-	-	-

See accompanying notes to the condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Financial Statements

September 30, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, shareholders loaned an additional $20,880 to the Company to pay operating expenses. These loans bear interest at 9% per annum. The payable to shareholders accrued an additional $72,428 in interest for the nine months ended September 30, 2011.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2011.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of $1.90 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that for accounting purposes all 250,000 options were granted on October 17, 2008 based on the guidance in FASB ASC 798.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award. The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

A summary of the status of the Company’s option plans as of December 31, 2010, and changes during the nine months ended September 30, 2011, is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at beginning of period	250,000	$1.90	41
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	$-
Outstanding at September 30, 2011	250,000	$1.90	32	-
Exercisable at September 30, 2011	100,000	$1.90	32	-
Non-vested at September 30, 2011	150,000	$1.90	32	-

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

The Company recognized $71,809 and $71,809 in stock-based compensation during the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 – EQUITY

On August 1, 2011 the Company amended its articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 250,000,000 shares and the creation of a class of preferred stock, par value $0.001, with 50,000,000 authorized. The preferred stock will have the designations, rights, and preferences as may be determined by the board of directors.

On August 1, 2011, the Company affected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current par value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented.

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

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 shares outstanding with no appreciable market value. As of September 30, 2011, the Company is indebted to its controlling shareholders in the amount of $1,138,178.

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

Corporate Actions and Future Business Plans

FIRST CORPORATE ACTION

To amend the Company’s Articles of Incorporation to effectuate 1-for-10 reverse stock split of the Company’s outstanding voting common stock with post-split fractional shares being rounded up to the nearest whole number.

Our Board of Directors and the holders of an aggregate of 11,916,000 shares (pre-split) of voting common stock, representing approximately 78.3% of our issued and outstanding voting common stock, outstanding on July 1, 2011 approved an amendment to our Articles of Incorporation to effect a one-for-ten reverse split of our issued and outstanding common stock. As a result of the reverse split, every ten (10) shares of outstanding voting common stock (the “Old Shares”), were converted into one (1) share of voting common stock (the “New Shares”), with post-split fractional shares being rounded up to the nearest whole number.

As a result of the reverse stock split, the number of shares of common stock issued and outstanding decreased from 15,225,000 to 1,522,500.

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

Potential Effects of the Reverse Stock Split

The effect of a reverse stock split was to reduce the number of shares of common stock outstanding, and to increase the trading price of the common stock. However, the effect of any reverse stock split upon the market price of the common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. We cannot assure you that the trading price of our common stock after the reverse stock split will rise in exact proportion to the reduction in the number of shares of the common stock outstanding as a result of the reverse stock split. Also, as stated above, we cannot assure you that a reverse stock split will lead to a sustained increase in the trading price of the common stock. The trading price of the common stock may change due to a variety of other factors, including our operating results, other factors related to our business, and general market conditions.

Effect on Ownership by Individual Stockholders

The New Shares issued pursuant to the reverse stock split are fully paid and non-assessable. All New Shares have the same voting rights and other rights as the Old Shares, and can vote on a one-share-vote basis. Our stockholders do not have preemptive rights to acquire additional shares of common stock. The reverse stock split did not alter any stockholder’s percentage interest in our equity, except to the extent that the reverse stock split results in any of our stockholders owning a fractional share, which rounded up to the next whole number of shares.

Effect on Options, Warrants and other Securities

All outstanding options, warrants, notes, debentures and other securities entitling their holders to purchase shares of common stock were adjusted as a result of the reverse stock split, as required by the terms of these securities. In particular, the conversion ratio for each instrument was reduced, and the exercise price, if applicable, was increased, in accordance with the terms of each instrument and based on the one-for-ten ratio.

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

Fractional Shares

We will not issue fractional shares in connection with the reverse stock split. Instead, any fractional share resulting from the reverse stock split was rounded up to the nearest whole share.

Accounting Consequences

The par value of the common stock remained unchanged at $0.001 per share after the reverse stock split. We do not anticipate that any other accounting consequences will arise as a result of the reverse stock split.

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

Our Board of Directors and the holders of an aggregate of 11,916,000 shares (pre-split) of voting common stock, representing approximately 78.3% of our issued and outstanding voting common stock, outstanding on July 1, 2011, have approved of the Second Corporate Action set forth above. The Company’s Articles of Incorporation had authorized the issuance of 40,000,000 shares of voting common stock and 10,000,000 shares of Class A non-voting common stock.  As of July 1, 2011, there were 15,225,000 shares (pre-split) of voting common stock issued and outstanding and no shares of Class A non-voting common stock outstanding.  Our prior Articles of Incorporation do not authorize the issuance of preferred stock.

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

Effect of Elimination on Current Stockholders

Due to the fact that the Company has never issued any shares of Class A non-voting common stock nor are there any securities exchangeable or convertible into such shares, there was no effect on the Company’s securities, including the holders of the voting common stock.

Increase of our Authorized Shares of Voting Common Stock

The Company’s prior Articles of Incorporation authorized the issuance of 40,000,000 shares of voting common stock, par value $0.001 per share, of which 15,225,000 (pre-split) were issued and outstanding as of July 1, 2011. The amendment to the Company’s Articles of Incorporation provided for an increase of such shares to 250,000,000.  The $0.001 par value of the voting common stock was not be affected by the amendment.

Reasons for the Increase

We believe that the increase in authorized common stock was necessary to ensure that there will be sufficient shares of common stock available for issuance in connection with future financing and the conversion of any convertible preferred stock that is issued in the future pursuant to the “blank check” preferred stock provision (described below).

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

The additional shares of voting common stock authorized by the amendment to the Articles of Incorporation have rights identical to the currently outstanding voting common stock. Adoption of the amendment and issuance of the additional common stock authorized thereby did not affect the rights of the holders of our common stock, except for effects incidental to increasing the number of outstanding shares of our common stock, as discussed above.

Authorization of “Blank Check” Preferred Stock

In addition to the elimination of the Class A non-voting common stock and increase in our authorized voting common stock, the amendment to the Company’s Articles of Incorporation also authorized the issuance of 50,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors without stockholder approval. Accordingly, upon effectiveness of the amendment as of August 1, 2011, our Board of Directors authorized, without stockholder approval, to designate and issue series of our preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock, substantially dilute the common stockholders’ interests in the Company and depress the price of our common stock. In addition, although we do not presently intend to use the “blank check” preferred stock provision for such purpose, preferred stock authorized under such provision could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of the Company (as described in more detail below).

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

Potential Anti-Takeover Effect

Increase in the amount of our authorized but unissued shares of common stock and adoption of a “blank check” preferred stock provision could, under certain circumstances, have an anti-takeover effect (for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of the Company with another company). However, neither the increase in the number of authorized shares of our common stock nor the adoption of the “blank check” preferred stock contained in the Amendment to our Articles of Incorporation was the result of management’s knowledge of any specific effort to accumulate our securities or to obtain control of the Company by means of a merger, tender offer, solicitation in opposition to management or otherwise. We have no present intention to use the increase in the number of authorized shares of our common stock or the “blank check” preferred stock for anti-takeover purposes. Our Board of Directors does not currently contemplate recommending the adoption of any other amendments to our Articles of Incorporation that could be construed to affect the ability of third parties to take over or change the control of the Company, nor is the Amendment a part of an ant-takeover strategy.

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

OPERATING RESULTS - OVERVIEW

For the three months ended September 30, 2011 we incurred a net loss of $53,019 an increase of $5,686 from $47,333 for the three months ended September 30, 2010.  The basic loss per share for the current and prior year three months ended September 30 was $(0.03) and $(0.03), respectively.

For the nine months ended September 30, 2011 we incurred a net loss of $165,979 an increase of $8,091 from $157,888 for the nine months ended September 30, 2010.  The basic loss per share for the current and prior year nine months ended September 30 was $(0.11) and $(0.10), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three and nine months ended September 30, 2011 and 2010 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three and nine months ended September 30, 2011 and 2010.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2011 increased by $2,166 to $27,835 as compared to $25,669 for the three months ended September 30, 2010. Theses operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission. Stock based compensation expenses were $23,937 for both of the current and prior year quarters. These stock based compensation expenses were incurred for our officers and directors in lieu of cash compensation.

Operating expenses for the nine months ended September 30, 2011, decreased by $757 to $93,551 as compared to $94,308 for the nine months ended September 30, 2010. Stock based compensation expenses of $71,809 for both periods and represents compensation for our officers and directors in lieu of cash compensation. The remaining operating expenses for both periods were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended September 30, 2011 increased $3,520 to $25,184 as compared to $21,664 for the prior year three month period, due to additional funding of our operations by our shareholders.

Interest expense for the nine months ended September 30, 2011 increased $8,848 to $72,428 as compared to $63,580 for the prior year nine month period for loans due to shareholders.

LIQUIDITY

As of September 30, 2011, the Company’s only asset was $79 in cash. The Company had total liabilities of $1,153,318, of which $1,138,178 is owed to two shareholders.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months and nine month periods ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of September 30, 2011, the Company owes Berry $839,104. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of September 30, 2011, the Company owes Jenkins $299,074. Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

GAMEPLAN, INC.

Date: November 14, 2011	/s/ Robert G. Berry
Robert G. Berry,
President and Director