Form 10-K
period 2011-12-31
GAMEPLAN INC
filed 2012-03-30
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on the closing sales price of the registrant’s common stock on that date, was approximately $316. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.001 per share. There were approximately 316,500 shares held by non-affiliates. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 29, 2012 was 1,522,500.

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

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 shares outstanding with no appreciable market value. As of December 31, 2011, the Company is indebted to its controlling shareholders in the amount of $1,163,997.

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

SECOND CORPORATE ACTION

To amend Article IV of the Company’s Articles of Incorporation to (i) eliminate the authorized Class A non-voting common stock, par value $0.001 per share, (ii) increase the Company’s authorized common stock, par value $0.001 per share, from 40,000,000 shares to 250,000,000 shares and (iii) create 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

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

Item 3.

Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of March 30, 2012, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2011, no matters were submitted to a vote by security holders.

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

Period	High	Low
January 1, 2010 through March 31, 2010	$0.07	$0.07
April 1, 2010 through June 30, 2010	$0.07	$0.07
July 1, 2010 through September 30, 2010	$0.07	$0.07
October 1, 2010 through December 31, 2010	$0.07	$0.07
January 1, 2011 through March 31, 2011	$0.07	$0.07
April 1, 2011 through June 30, 2011	$0.07	$0.07
July 1, 2011 through September 30, 2011	$0.07	$0.07
October 1, 2011 through December 31, 2011	$0.07	$0.07

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

As of March 30, 2012, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of $2.00 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 250,000 were technically granted on October 17, 2008 based on the guidance in FASB ASC 718.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

The following assumptions were used for the Black-Scholes model:

October 17, 2008
Risk free rates	1.9%
Dividend yield	0%
Expected volatility	624%
Weighted average expected stock option life	3 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$1.90
Total options granted	250,000
Total weighted average fair value of options granted	$478,500

A summary of the status of the Company’s option plans as of December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2009	260,000	$2.00	53
Granted	-	-	-
Forfeited	(10,000)	-
Outstanding at December 31, 2010	250,000	2.00	41	-
Granted	-	-	-
Forfeited	(50,000)	-
Outstanding at December 31, 2011	200,000	2.00	29	-
Exercisable at December 31, 2011	100,000	2.00	5	-
Non-vested at December 31, 2011	100,000	2.00	51	-

The Company recognized $95,744 and $95,745 in stock-based compensation during the years ended December 31, 2011 and 2010, respectively.  The remaining $175,533 will be recognized ratably over the requisite service period.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the past three years.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None; not applicable.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Overview

Fiscal year ended December 31, 2011 resulted in a net loss of $216,796. The Company's net loss increased $11,766 from the previous fiscal year ended December 31, 2010. The Company's net loss for the fiscal year ended December 31, 2010 was $205,030.  The Basic Loss per Share for fiscal year 2011 was $0.14 compared to a loss per share of $0.13 for fiscal year ended 2010.  Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the years ended December 31, 2011 and 2010 were $0.

Cost of Sales

No sales and consequently no costs were incurred for the years ended December 31, 2011 and 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2011, decreased by $1,176 to $118,549 as compared to $119,725 for the year ended December 31, 2010. We incurred $95,744 in compensation expenses for the fair value of options vested for our directors in 2011. Compensation expenses were $95,745 in 2010, which represents the fair value of options expensed during the year.

Interest Expense

Interest expense for the year ended December 31, 2011, increased to $98,247 as compared to $85,305 for the prior year period, due to interest incurred on larger loan balances due to our shareholders.

Liquidity

As of December 31, 2011 the Company had a total current asset balance of $17 and total current liability balance of $16,140. In addition, the Company is indebted to two shareholders in the amount of $1,163,997.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2011.

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

Item 8.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the balance sheets of GamePlan, Inc. [a development stage company] as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and the period from inception [April 27, 1984] through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1993, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2011 and 2010, and the results of operations and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception [April 27, 1984] through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 30, 2012

GAMEPLAN, INC.
[A Development Stage Company]
Balance Sheets
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$17	$27
Total Current Assets	17	27

TOTAL ASSETS	$17	$27

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,640	$1,726
Accrued Director compensation	12,500	12,500
Total Current Liabilities	16,140	14,226

Long-Term Liabilities
Payable to Shareholders	1,163,997	1,044,869
Total long-Term Liabilities	1,163,997	1,044,869

Total Liabilities	1,180,137	1,059,095

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $.001 par value; 250,000,000 shares authorized; 1,522,500 issued and outstanding	1,523	1,523
Additional paid-in capital	1,044,460	948,716
Accumulated deficit during the development stage	(2,226,103)	(2,009,307)
Total Stockholders' Deficit	(1,180,120)	(1,059,068)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$17	$27

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2011 and 2010 and for the period from inception (April 27, 1984) through December 31, 2011

	For the	For the	Inception
	Year Ended	Year Ended	Through
	December 31, 2011	December 31, 2010	December 31, 2011
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Expenses
General and administrative expenses	22,805	23,980	2,228,733
Compensation	95,744	95,745	303,193
Total expenses	118,549	119,725	2,531,926

Operating Loss	(118,549)	(119,725)	(1,599,642)

Interest income	-	-	16,064
Interest expense	(98,247)	(85,305)	(1,011,884)
Loss on asset sales	-	-	(29,477)
Total Other Expense	(98,247)	(85,305)	(1,025,297)
Net Loss before taxes	(216,796)	(205,030)	(2,624,939)
Income Taxes	-	-	1,164
Net Loss before extraordinary item	(216,796)	(205,030)	(2,626,103)
Extraordinary item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Loss	$(216,796)	$(205,030)	$(2,226,103)

Net Loss Per Share - Basic and Diluted	$(0.14)	$(0.13)	$(2.33)

Weighted Average Number of shares outstanding	1,522,500	1,522,500	954,947

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit)
For the period from inception (April 27, 1984) through December 31, 2011

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance at Inception, April 27, 1984	0	$0	$0	$0	$0
Issued 15,000 shares of common stock for cash	15,000	15	2,985		3,000
Issued 50,000 shares of common stock for cash	50,000	50	22,019		22,069
Issued 585,000 shares of common stock for cash, 12/31/091	585,000	585	28,665		29,250
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	650,000	650	36,641	(5,621)	31,670
Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	650,000	650	36,641	(332,359)	(295,068)
Issued 120,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	120,000	120	249,880		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	770,000	770	286,521	(637,421)	(350,130)
Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	770,000	770	286,521	(944,395)	(657,104)
Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	770,000	770	286,521	(1,160,072)	(872,781)
Issued 450,000 shares of common stock in satisfaction of debt, October 7, 1996	450,000	450	449,550		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	1,220,000	1,220	736,071	(882,863)	(145,572)
Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	1,220,000	1,220	736,071	(929,127)	(191,836)
Issued 300,000 shares of common stock for R&D	300,000	300	2,700		3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	1,520,000	1,520	738,771	(976,934)	(236,643)
Issued 2,500 shares of common stock for cash	2,500	3	2,497		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	1,522,500	1,523	741,268	(1,023,244)	(280,453)

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit) (continued)
For the period from inception (April 27, 1984) through December 31, 2011

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity
Balance, December 31, 1999	1,522,500	$1,523	$741,268	$(1,023,244)	$(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	1,522,500	1,523	741,268	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	1,522,500	1,523	741,268	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	1,522,500	1,523	741,268	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	1,522,500	1,523	741,268	(1,221,394)	(478,603)
Net loss, 2004				(45,213)	(45,213)
Balance, December 31, 2004	1,522,500	1,523	741,268	(1,266,607)	(523,816)
Net loss, 2005				(62,125)	(62,125)
Balance, December 31, 2005	1,522,500	1,523	741,268	(1,328,731)	(585,940)
Net loss, 2006				(57,509)	(57,509)
Balance, December 31, 2006	1,522,500	1,523	741,268	(1,386,240)	(643,449)
Net loss, 2007				(82,640)	(82,640)
Balance, December 31, 2007	1,522,500	1,523	741,268	(1,468,880)	(726,089)
Stock-based Compensation			95,745		95,745
Net loss, 2008				(222,875)	(222,875)
Balance, December 31, 2008	1,522,500	1,523	837,013	(1,691,755)	(853,219)
Stock-based Compensation			15,958		15,958
Net loss, 2009				(112,522)	(112,522)
Balance, December 31, 2009	1,522,500	1,523	852,971	(1,804,277)	(949,783)
Stock-based Compensation			95,745		95,745
Net loss, 2010				(205,030)	(205,030)
Balance, December 31, 2010	1,522,500	$1,523	$948,716	$(2,009,307)	$(1,059,068)
Stock-based Compensation			95,744		95,744
Net loss, 2011				(216,796)	(216,796)
Balance, December 31, 2011	1,522,500	$1,523	$1,044, 460	$(2,226,103)	$(1,180,120)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010 and for the period from inception (April 27, 1984) through December 31, 2011

	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010	Inception Through December 31, 2011
Cash Flow Used for Operating Activities
Net Loss	$(216,796)	$(205,030)	$(2,226,103)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	95,744	95,745	303,193
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	1,914	(294)	3,640
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	98,247	85,305	660,793
Net Cash Flows Used for Operating Activities	(20,891)	(24,274)	(928,767)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	20,881	24,186	1,624,131
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	20,881	24,186	1,132,904

Net Increase / (Decrease) in cash	(10)	(88)	17

Beginning Cash Balance	27	115	-
Ending Cash Balance	$17	$27	$17

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2011

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

The following summarizes the more significant of such policies:

(B) Cash

Cash consists of cash on deposit in commercial banks.  As of December 31, 2011, the Company had $17 in cash deposits.

(C) Loss per Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are outstanding options for the purchase of common stock as of December 31, 2011 but as the Company has an operating loss, a loss per share calculation including these options would be anti-dilutive and is not presented.  The total potential dilutive common stock equivalents outstanding at December 31, 2011 were 200,000.

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

(E) Revenue Recognition

Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the years ending December 31, 2011 or 2010.

(F) Income Taxes

The Company applies ASC 740 Income Taxes.  The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2011 and 2010, no income tax expense had been incurred.

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

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans bear interest at 9% per annum.  On January 1, 2012, the interest rate was lowered to 8% per annum.  Each loan has been evidenced by a note. The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2011.

Principal Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$466,039	$373,064	$19,035	$858,138	March 1, 2013
193,167	105,908	6,784	305,859	March 1, 2013
$659,206	$478,972	$25,819	$1,163,997

The first note is payable to the Company’s president.  As of December 31, 2009, the Company owed $719,587 in principal and accrued interest on this note. During the years ended December 31, 2011 and 2010, the president loaned additional funds of $531 and $200, respectively.  During the years ended December 31, 2011 and 2010, the Company accrued interest on this loan of $73,051 and $64,769, respectively.

The second note is payable to another investor. This was originally an unsecured note payable to two other individuals.  As of December 31, 2009, the Company owed $215,791 in principal and accrued interest on this note. During the years ended December 31, 2010 and 2009, the shareholder loan additional funds of $20,348 and $23,986, respectively.  During the years ended December 31, 2011 and 2010, the Company accrued interest on this loan of $25,196 and $20,536, respectively.

A shareholder provides office space for the Company.  The Company has determined that the value of the office space is nominal.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception amounting to $2,226,103 and has no operating revenue source as of December 31, 2011. Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others. The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized. Management’s plans to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is open to other potential business activities including mergers and acquisitions outside of its current business plan.

NOTE 4 – CONCENTRATIONS

The Company depends significantly on funding from the Company’s President and a shareholder to meet its obligations and maintain its filing status. If funds from the Company’s President or the shareholder were no longer available, the Company may experience significant adverse effects including the need to cease operations.

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of $2.00 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 250,000 were granted on October 17, 2008 based on the guidance in FASB ASC 718.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

The following assumptions were used for the Black-Scholes model:

October 17, 2008
Risk free rates	1.9%
Dividend yield	0%
Expected volatility	624%
Weighted average expected stock option life	3 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$1.90
Total options granted	250,000
Total weighted average fair value of options granted	$478,500

A summary of the status of the Company’s option plans as of December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2009	260,000	$2.00	53
Granted	-	-	-
Forfeited	(10,000)	-
Outstanding at December 31, 2010	250,000	2.00	41	-
Granted	-	-	-
Forfeited	(50,000)	-
Outstanding at December 31, 2011	200,000	2.00	29	-
Exercisable at December 31, 2011	100,000	2.00	5	-
Non-vested at December 31, 2011	100,000	2.00	51	-

The Company recognized $95,744 and $95,745 in stock-based compensation during the years ended December 31, 2011 and 2010, respectively.  The remaining $175,533 will be recognized ratably over the requisite service period.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2030.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2011 are summarized below:

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$523,733	34%	$178,069
Accrued Related Party Interest	580,161	34%	$197,255
Deferred tax asset			375,324
Valuation Allowance			$(375,324)
			$-

This valuation allowance has increased by $41,157 from $334,167 during the year ending December 31, 2011.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

	2011	2010
Expected Provision Based on Statutory Rates (34%)	$(73,711)	$(69,710)
Effect of:
Expiration of NOL Carryforwards	-	72,990
Non Deductible Stock Compensation	32,554	70,532
Change in Valuation allowance	41,157	(73,812)
Total Actual Provision	$-	$-

A list of the Company’s Net Operating Losses with the year of expiration is as follows:

Year	Amount	Balance
2017	46,264	46,264
2018	47,807	94,071
2019	43,798	137,869
2020	77,340	215,209
2021	48,629	263,838
2022	35,594	299,432
2024	22,092	321,524
2025	27,620	349,144
2026	21,356	370,500
2027	15,885	386,385
2028	69,017	455,403
2029	21,546	476,949
2030	23,980	500,929
2031	22,804	523,733

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

The Company has filed income tax returns in the US. All years prior to 2008 are closed by expiration of the statute of limitations. The tax year ended December 31, 2008, will close by expiration of the statute of limitations on about April 15, 2011. The years ended December 31, 2009, 2010, and 2011 are open for examination.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2011.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were not effective.

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

Not applicable

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information concerning our directors and the executive officer of GamePlan, Inc. and their age and positions. Each director holds office until the next annual stockholders’ meeting and thereafter until the individual’s successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITION
Robert G. Berry	76	President, Secretary and Director
Jon T. Jenkins	62	Director
Ray Brown	51	Director
L. Steven Haynes	51	Director
David W. Young	61	Director

The following is a biographical summary of the business experience of our directors and executive officers:

Mr. Berry received a BA degree from the University of Nevada in 1961, and a JD degree from the University of Notre Dame law school in 1963. After spending four years in the District Attorney’s office in Reno, Nevada, Mr. Berry joined the law firm of Laxalt and Berry in Carson City, Nevada.  Mr. Berry’s areas of emphasis while in private practice were plaintiff’s personal injury litigation and gaming regulatory work.  While practicing law, Mr. Berry entered into a number of business ventures, including shopping center and condominium development, restaurants, cattle feeding and breeding. Both during and after Mr. Berry left the active practice of law in 1977 he has owned and operated three gaming facilities, engaged in more than 50 business ventures and operations and built the town of Wendover, NV.  Presently, Mr. Berry is a part time Nevada Supreme Court Settlement Judge.

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

David W. Young is a personal financial manager at his own firm of D. W. Young, LLC in Las Vegas, Nevada. Mr. Young has worked at several gaming companies including, Boyd Gaming, Fremont Hotel & Casino, and Sahara Resorts.  Mr. Young graduated with a Bachelor of Science degree from the University of Nevada – Las Vegas.

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company’s Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Audit Committee and Financial Expert

We do not have an Audit Committee. The Company’s directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Shareholder-Director Communication

We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and directors of the Company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards’ attention by virtue of the co-extensive employment.

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

Compensation of Directors

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 Rule 144 shares of the common voting stock of GamePlan Inc. yearly for a period of 5 years at the strike price of $2.00 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 250,000 were granted on October 17, 2008 based on the guidance in FASB ASC 718.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2012, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	603,050	39.6%
Jon T. Jenkins (2)	603,050	39.6%

All executive officers and directors as a group (one person)	1,206,100	79.2%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of March 30, 2012, which number of shares are 1,522,500.

(1)

Mr. Berry’s address is 3701 Fairview Road, Reno, Nevada 89511.  The Robert G. Berry Trust owns the shares. Robert G. Berry is the sole trustee of the trust and has the sole power and authority to vote or dispose of the shares of Common Stock held by the trust.

(2)

Mr. Jenkins address is 5717 East Almeda Court, Cave Creek, AZ 85331. Jon T. Jenkins owns 56,405 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 3,900 shares held in trust for family members.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of December 31, 2011, the Company owes Berry $858,138. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of December 31, 2011, the Company owes Jenkins $305,859. Jon Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

The Company had audit and financial statement review fees of $11,768 for the fiscal year ended December 31, 2011. It paid $12,794 in audit and financial statement review fees for the year ended December 31, 2010 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The Company paid tax return preparation fees totaling $450 for the fiscal year ended December 31, 2011 and $450 for the fiscal year ended December 31, 2010.

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

______________

(1)

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMEPLAN, INC.
(Registrant)

Date: March 30, 2012	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Chairman of the Board	March 30, 2012
Robert G. Berry