Form 10-Q
period 2012-03-31
GAMEPLAN INC
filed 2012-05-14
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

☒ Yes  ☐ No

As of May 3, 2012, the number of shares of Common Stock, $.001 par value, outstanding was 1,522,500.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$25	$17
Total Current Assets	25	17

TOTAL ASSETS	$25	$17

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$6,785	$3,640
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,191,531	1,163,997
Total Current Liabilities	1,210,816	1,180,137

Total Liabilities	1,210,816	1,180,137

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 1,522,500 issued and outstanding	1,523	1,523
Additional paid-in capital	1,068,396	1,044,460
Accumulated deficit during the development stage	(2,280,710)	(2,226,103)
Total Stockholders' Deficit	(1,210,791)	(1,180,120)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$25	$17

See accompanying notes to condensed financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Statements of Operations
For the three month periods ended March 31, 2012 and 2011 and for the period from Inception April 27, 1984 through March 31, 2012
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31, 2012	March 31, 2011	March 31, 2012
Revenues
Consulting Fees	$-	$-	$768,042
Commissions	-	-	137,034
Book Sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Expenses
General and Administrative Expense	4,553	6,352	2,233,286
Compensation	23,936	23,936	327,129
Loss on Asset Sales	-	-	29,477
Total Expenses	28,489	30,288	2,589,892

Operating Loss	(28,489)	(30,288)	(1,657,608)

Interest income	-	-	16,064
Interest expense	(26,118)	(23,237)	(1,038,002)
Total Other Income/(Expense)	(26,118)	(23,237)	(1,021,938)
Net Loss before taxes	(54,607)	(53,525)	(2,679,546)
Income Taxes	-	-	1,164
Net Loss before extraordinary item	(54,607)	(53,525)	(2,680,710)
Extraordinary item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Loss	$(54,607)	$(53,525)	$(2,280,710)

Net Loss per share (basic and diluted)	$(0.04)	$(0.04)	$(2.39)

Weighted Average Number of shares outstanding (basic and diluted)	1,522,500	1,522,500	954,947

See accompanying notes to condensed financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Statements of Cash Flows
For the three month periods ended March 31, 2012 and 2011 and for the period from inception April 27, 1984 through March 31, 2012
(Unaudited)

	For the Three	For the Three	Inception
	Months Ended	Months Ended	Through
	March 31, 2012	March 31, 2011	March 31, 2012
Cash Flow Used for Operating Activities
Net Loss	$(54,607)	$(53,525)	$(2,280,710)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	23,936	23,936	327,129
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	3,145	4,557	6,785
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	26,118	23,237	686,911
Net Cash Flows Used for Operating Activities	(1,408)	(1,795)	(930,175)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows from Financing Activities
Shareholder loan proceeds	1,416	1,826	1,625,547
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows from Financing Activities	1,416	1,826	1,134,320

Net Increase in cash	8	31	25

Beginning Cash Balance	17	27	-
Ending Cash Balance	$25	$58	$25

Supplemental Disclosures
Cash Paid for Taxes	-	-	-
Cash Paid for Interest	-	-	-

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, shareholders loaned an additional $1,416 to the Company to pay operating expenses. These loans bear interest at 9% per annum. The payable to shareholders accrued an additional $26,118 in interest for the three months ended March 31, 2012. These loans are due on March 1, 2013.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2012.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 Rule 144 shares of the common voting stock of GamePlan, Inc. yearly for a period of 5 years at the strike price of $2.00 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options shall be granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan Inc. shall have the right of first refusal to meet the sale price of the stock.

A summary of the status of the Company’s option plans as of March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2011	200,000	$2.00	41	-
Granted	-	$-	-	-
Forfeited	-	$-	-	-
Outstanding at March 31, 2012	200,000	$2.00	38	-
Exercisable at March 31, 2012	100,000	$2.00	5	-
Non-vested at March 31, 2012	100,000	$2.00	48	-

The Company recognized $23,936 and $23,936 in stock-based compensation during the three months ended March 31, 2012 and 2011, respectively.  The remaining $151,596 will be recognized ratably over the requisite service period.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here and in the Company's Form 10-K for the fiscal year ended December 31, 2011 are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 common shares outstanding with no appreciable market value. As of March 31, 2012, the Company is indebted to its controlling shareholders in the amount of $1,191,531.

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

OPERATING RESULTS - OVERVIEW

For the three months ended March 31, 2012 we incurred a net loss of $54,607 an increase of $1,082 from $53,525 for the three months ended March 31, 2011.  The basic loss per share for the current and prior year three months ended March 31 was $(0.04) and $(0.04), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three months ended March 31, 2012 and 2011 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three months ended March 31, 2012 and 2011.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 decreased by $1,799 to $28,489 as compared to $30,288 for the three months ended March 31, 2011. Theses operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission. Compensation expenses were $23,936 for the current and prior year quarters, respectively. These stock based compensation expenses were incurred for our officers and directors in lieu of cash compensation.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended March 31, 2012 increased $2,881 to $26,118 as compared to $23,237 for the prior year three month period, due to additional funding of our operations by our shareholders.

LIQUIDITY

As of March 31, 2012, the Company’s only asset was $25 in cash. The Company had total liabilities of $1,210,816, of which $1,191,531 is owed to two shareholders.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2012.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months period ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of March 31, 2012, the Company owes Berry $877,494. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company. This note is due March 1, 2013.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of March 31, 2012, the Company owes Jenkins $314,037. Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company. This note is due March 1, 2013.

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

GAMEPLAN, INC.

Date: May 14, 2012	/s/ Robert G. Berry
Robert G. Berry,
President, Chief Financial Officer and Director