Form 10-Q
period 2012-06-30
GAMEPLAN INC
filed 2012-08-10
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

☒ Yes  ☐ No

As of August 8, 2012, the number of shares of Common Stock, $.001 par value, outstanding was 1,522,500.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$64	$17
Total Current Assets	64	17

TOTAL ASSETS	$64	$17

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,095	$3,640
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,225,154	1,163,997
Total Current Liabilities	1,238,749	1,180,137

Total Liabilities	1,238,749	1,180,137

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 1,522,500 issued and outstanding	1,523	1,523
Additional paid-in capital	1,092,332	1,044,460
Accumulated deficit during the development stage	(2,332,540)	(2,226,103)
Total Stockholders' Deficit	(1,238,685)	(1,180,120)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$64	$17

See accompanying notes to condensed financial statements

GAMEPLAN, INC.
A Development Stage Company
Condensed Statements of Operations
For the three and six month periods ended June 30, 2012 and 2011 and for the period from inception through June 30, 2012
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Inception Through
	06/30/2012	06/30/2011	06/30/2012	06/30/2011	06/30/2012
Revenues:
Consulting Fees	$-	$-	$-	$-	$768,042
Commissions	-	-	-	-	137,034
Book Sales	-	-	-	-	40
Other Income	-	-	-	-	27,168
Total Revenue	-	-	-	-	932,284
Expenses
General and admin. expense	1,157	11,492	5,710	17,844	2,234,443
Compensation	23,936	23,936	47,872	47,872	351,065
Total Expenses	25,093	35,428	53,582	65,716	2,585,508

Operating Loss	(25,093)	(35,428)	(53,582)	(65,716)	(1,653,224)

Interest income	-	-	-	-	16,064
Interest expense	(26,737)	(24,007)	(52,855)	(47,244)	(1,064,739)
Gain/(loss) on asset sales	-	-	-	-	(29,477)
Total Other Income/(Expense)	(26,737)	(24,007)	(52,855)	(47,244)	(1,078,152)
Net Loss before taxes	(51,830)	(59,435)	(106,437)	(112,960)	(2,731,376)
Income Taxes	-	-	-	-	1,164
Net Loss before extraordinary item	(51,830)	(59,435)	(106,437)	(112,960)	(2,732,540)
Extraordinary item:
"Lost Opportunity" settlement	-	-	-	-	400,000
Net Income From Extraordinary Items	-	-	-	-	400,000

Net Loss	$(51,830)	$(59,435)	$(106,437)	$(112,960)	$(2,332,540)

Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.07)	$(2.39)
Weighted Average Number of shares outstanding – Basic and Diluted	1,522,500	1,522,500	1,522,500	1,522,500	975,037

See accompanying notes to condensed financial statements

GAMEPLAN, INC.
A Development Stage Company
Condensed Statements of Cash Flows
For the six month periods ended June 30, 2012 and 2011 and for the period from inception through June 30, 2012
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Inception Through
	06/30/2012	06/30/2011	06/30/2012
Cash Flow Used for Operating Activities:
Net Loss	$(106,437)	$(112,960)	$(2,332,540)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	47,872	47,872	351,065
Loss on disposal of assets	-	-	29,477
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	(2,545)	(232)	1,095
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	52,855	47,244	713,648
Net Cash Flows Used for Operating Activities	(8,255)	(18,076)	(937,022)

Cash Flows used for Investing Activities:
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities:
Shareholder loan proceeds	8,302	18,049	1,632,433
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows From Financing Activities	8,302	18,049	1,141,206

Net Increase / (Decrease) in cash	47	(27)	64

Beginning Cash Balance	17	27	-
Ending Cash Balance	$64	$-	$64

Supplemental Disclosures:
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Financial Statements

June 30, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, shareholders loaned an additional $8,302 to the Company to pay operating expenses. These loans bear interest at 9% per annum. The payable to shareholders accrued an additional $52,855 in interest for the six months ended June 30, 2012.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2012.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A summary of the status of the Company’s option plans as of June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2011	200,000	$2.00	41	-
Granted	-	$-	-	-
Forfeited	-	$-	-	-
Outstanding at June 30, 2012	200,000	$2.00	26	-
Exercisable at June 30, 2012	100,000	$2.00	22	-
Non-vested at June 30, 2012	100,000	$2.00	46	-

The Company recognized $47,872 and $47,872 in stock-based compensation during the six months ended June 30, 2012 and 2011, respectively.  The remaining $127,660 will be recognized ratably over the requisite service period.

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

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 common shares outstanding with no appreciable market value. As of June 30, 2012, the Company is indebted to its controlling shareholders in the amount of $1,225,154.

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

OPERATING RESULTS - OVERVIEW

For the three months ended June 30, 2012 we incurred a net loss of $51,830 a decrease of $7,605 from $59,435 for the three months ended June 30, 2011. The basic loss per share for the current and prior year three months ended June 30 was $(0.03) and $(0.04), respectively.

For the six months ended June 30, 2012 we incurred a net loss of $106,437 a decrease of $6,523 from $112,960 for the six months ended June 30, 2011.  The basic loss per share for the current and prior year six months ended June 30 was $(0.07) and $(0.07), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the six months ended June 30, 2012 and 2011 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the six months ended June 30, 2012 and 2011.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2012 decreased by $10,335 to $25,093 as compared to $35,428 for the three months ended June 30, 2011. Our general and administrative expenses decreased by $10,335 for the current quarter as compared to the prior year quarter. These operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission. Compensation expenses were $23,936 for the current and prior year quarters, respectively.

Operating expenses for the six months ended June 30, 2012, decreased by $12,134 to $53,582 as compared to $65,716 for the six months ended June 30, 2011. Compensation expenses were $47,872 for both periods. The remaining operating expenses for both periods were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended June 30, 2012 increased $2,730 to $26,737 as compared to $24,007 for the prior year three month period, due to additional funding of our operations by our shareholders.

Interest expense for the six months ended June 30, 2012 increased $5,611 to $52,855 as compared to $47,244 for the prior year six month period for loans due to shareholders.

LIQUIDITY

As of June 30, 2012, the Company’s only asset was $64 in cash. The Company had total liabilities of $1,238,749, of which $1,225,154 is owed to two shareholders.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months period ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not applicable.

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of June 30, 2012, the Company owes Berry $897,284. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company. This note is due March 1, 2013.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of June 30, 2012, the Company owes Jenkins $327,870. Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company. This note is due March 1, 2013.

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

GAMEPLAN, INC.

Date: August 10, 2012	/s/ Robert G. Berry
Robert G. Berry,
President, Chief Financial Officer and Director