Form 10-K
period 2012-12-31
GAMEPLAN INC
filed 2013-02-28
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on the closing sales price of the registrant’s common stock on that date, was approximately $316. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.001 per share. There were approximately 316,500 shares held by non-affiliates. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 26, 2013 was 1,522,500.

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

The Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 shares outstanding with no appreciable market value. As of December 31, 2012, the Company is indebted to its controlling shareholders in the amount of $1,275,495.

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

Item 3.

Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of February 27, 2013, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Mine Safety Disclosures

None; not applicable.

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

Period	High	Low
January 1, 2011 through March 31, 2011	$0.07	$0.07
April 1, 2011 through June 30, 2011	$0.07	$0.07
July 1, 2011 through September 30, 2011	$0.07	$0.07
October 1, 2011 through December 31, 2011	$0.07	$0.07
January 1, 2012 through March 31, 2012	$0.07	$0.07
April 1, 2012 through June 30, 2012	$0.07	$0.07
July 1, 2012 through September 30, 2012	$0.07	$0.07
October 1, 2012 through December 31, 2012	$0.07	$0.07

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

As of February 26, 2013, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Overview

Fiscal year ended December 31, 2012 resulted in a net loss of $206,587. The Company's net loss decreased by $10,209 from the previous fiscal year ended December 31, 2011. The Company's net loss for the fiscal year ended December 31, 2011 was $216,796.  The Basic Loss per Share for fiscal year 2012 was $0.14 compared to a loss per share of $0.14 for fiscal year ended 2011.  Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the years ended December 31, 2012 and 2011 were $0.

Cost of Sales

No sales and consequently no cost of sales were incurred for the years ended December 31, 2012 and 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012, decreased by $8,621 to $109,928 as compared to $118,549 for the year ended December 31, 2011. We incurred $95,745 in compensation expenses for the fair value of options vested for our directors in 2012. Compensation expenses were $95,744 in 2011, which represents the fair value of options expensed during the year.

Interest Expense

Interest expense for the year ended December 31, 2012, decreased to $95,659 as compared to $98,247 for the prior year period, due to a decrease in the interest rate on the notes while being offset by interest incurred on larger loan balances due to our shareholders.

Liquidity

As of December 31, 2012 the Company had a total current asset balance of $0 and total current liability balance of $15,467. In addition, the Company is indebted to two shareholders in the amount of $1,275,495.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2012.

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

The Company is also open to other potential business activities including mergers and acquisitions outside of its current business plan.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the balance sheets of GamePlan, Inc. [a development stage company] as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the period from inception [April 27, 1984] through December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1993, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2012 and 2011, and the results of operations and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception [April 27, 1984] through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

February 28, 2013

GAMEPLAN, INC.
[A Development Stage Company]
Balance Sheets
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$-	$17
Total Current Assets	-	17

TOTAL ASSETS	$-	$17

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$2,967	$3,640
Accrued Director compensation	12,500	12,500
Total Current Liabilities	15,467	16,140

Long-Term Liabilities
Payable to Shareholders	1,275,495	1,163,997
Total long-Term Liabilities	1,275,495	1,163,997

Total Liabilities	1,290,962	1,180,137

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 1,522,500 issued and outstanding	1,523	1,523
Additional paid-in capital	1,140,205	1,044,460
Accumulated deficit during the development stage	(2,432,690)	(2,226,103)
Total Stockholders' Deficit	(1,290,962)	(1,180,120)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$17

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2012 and 2011 and for the period from inception (April 27, 1984) through December 31, 2012

	For the	For the	Inception
	Year Ended	Year Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2012
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Operating Expenses
General and administrative expenses	14,183	22,805	2,242,916
Compensation	95,745	95,744	398,938
Total operating expenses	109,928	118,549	2,641,854

Operating Loss	(109,928)	(118,549)	(1,709,570)

Interest income	-	-	16,064
Interest expense	(96,659)	(98,247)	(1,108,543)
Loss on asset sales	-	-	(29,477)
Total Other Expense	(96,659)	(98,247)	(1,121,956)
Net Loss before taxes	(206,587)	(216,796)	(2,831,526)
Income Taxes	-	-	1,164
Net Loss before extraordinary item	(206,587)	(216,796)	(2,832,690)
Extraordinary item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Loss	$(206,587)	$(216,796)	$(2,432,690)

Net Loss Per Share - Basic and Diluted	$(0.14)	$(0.14)	$(2.47)

Weighted Average Number of shares outstanding - Basic and Diluted	1,522,500	1,522,500	984,558

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit)
For the period from inception (April 27, 1984) through December 31, 2012

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity / (Deficit)
Balance at Inception, April 27, 1984	0	$0	$0	$0	$0
Issued 15,000 shares of common stock for cash	15,000	15	2,985		3,000
Issued 50,000 shares of common stock for cash	50,000	50	22,019		22,069
Issued 585,000 shares of common stock for cash, 12/31/091	585,000	585	28,665		29,250
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	650,000	650	36,641	(5,621)	31,670
Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	650,000	650	36,641	(332,359)	(295,068)
Issued 120,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	120,000	120	249,880		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	770,000	770	286,521	(637,421)	(350,130)
Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	770,000	770	286,521	(944,395)	(657,104)
Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	770,000	770	286,521	(1,160,072)	(872,781)
Issued 450,000 shares of common stock in satisfaction of debt, October 7, 1996	450,000	450	449,550		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	1,220,000	1,220	736,071	(882,863)	(145,572)
Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	1,220,000	1,220	736,071	(929,127)	(191,836)
Issued 300,000 shares of common stock for R&D	300,000	300	2,700		3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	1,520,000	1,520	738,771	(976,934)	(236,643)
Issued 2,500 shares of common stock for cash	2,500	3	2,497		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	1,522,500	1,523	741,268	(1,023,244)	(280,453)

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit) (continued)
For the period from inception (April 27, 1984) through December 31, 2012

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity / (Deficit)
Balance, December 31, 1999	1,522,500	$1,523	$741,268	$(1,023,244)	$(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	1,522,500	1,523	741,268	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	1,522,500	1,523	741,268	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	1,522,500	1,523	741,268	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	1,522,500	1,523	741,268	(1,221,394)	(478,603)
Net loss, 2004				(45,213)	(45,213)
Balance, December 31, 2004	1,522,500	1,523	741,268	(1,266,607)	(523,816)
Net loss, 2005				(62,125)	(62,125)
Balance, December 31, 2005	1,522,500	1,523	741,268	(1,328,731)	(585,940)
Net loss, 2006				(57,509)	(57,509)
Balance, December 31, 2006	1,522,500	1,523	741,268	(1,386,240)	(643,449)
Net loss, 2007				(82,640)	(82,640)
Balance, December 31, 2007	1,522,500	1,523	741,268	(1,468,880)	(726,089)
Stock-based Compensation			95,745		95,745
Net loss, 2008				(222,875)	(222,875)
Balance, December 31, 2008	1,522,500	1,523	837,013	(1,691,755)	(853,219)
Stock-based Compensation			15,958		15,958
Net loss, 2009				(112,522)	(112,522)
Balance, December 31, 2009	1,522,500	1,523	852,971	(1,804,277)	(949,783)
Stock-based Compensation			95,745		95,745
Net loss, 2010				(205,030)	(205,030)
Balance, December 31, 2010	1,522,500	1,523	948,716	(2,009,307)	(1,059,068)
Stock-based Compensation			95,744		95,744
Net loss, 2011				(216,796)	(216,796)
Balance, December 31, 2011	1,522,500	1,523	1,044, 460	(2,226,103)	(1,180,120)
Stock-based Compensation			95,745		95,745
Net Loss, 2012				(206,587)	(206,587)
Balance, December 31, 2012	1,522,500	$1,523	$1,140,205	$(2,432,690)	$(1,290,962)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and for the period from inception (April 27, 1984) through December 31, 2012

	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011	Inception Through December 31, 2012
Cash Flow Used for Operating Activities
Net Loss	$(206,587)	$(216,796)	$(2,432,690)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	95,745	95,744	398,938
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	(673)	1,914	2,967
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	96,659	98,247	757,452
Net Cash Flows Used for Operating Activities	(14,856)	(20,891)	(943,623)

Cash Flows used for Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities
Shareholder loan proceeds	14,839	20,881	1,638,970
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows Used for Financing Activities	14,839	20,881	1,147,743

Net Increase / (Decrease) in cash	(17)	(10)	-

Beginning Cash Balance	17	27	-
Ending Cash Balance	$-	$17	$-

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2012

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

The following summarizes the more significant of such policies:

(B) Cash

Cash consists of cash on deposit in commercial banks. As of December 31, 2012, the Company had no cash deposits.

(C) Loss per Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are outstanding options for the purchase of common stock as of December 31, 2012 but as the Company has an operating loss, a loss per share calculation including these options would be anti-dilutive and is not presented.  The total potential dilutive common stock equivalents outstanding at December 31, 2012 were 200,000.

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

(E) Revenue Recognition

Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the years ending December 31, 2012 or 2011.

(F) Income Taxes

The Company applies ASC 740 Income Taxes.  The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2012 and 2011, no income tax expense had been incurred.

(G) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans had an interest rate of 9% per annum.  On January 1, 2012, the interest rate was lowered to 8% per annum.  Each loan has been evidenced by a note. The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due at maturity with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2012.

Principal Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$466,748	$444,679	$18,368	$929,795	March 1, 2014
207,297	131,621	6,782	345,700	March 1, 2014
$674,045	$576,300	$25,150	$1,275,495

The first note is payable to the Company’s president.  As of December 31, 2011, the Company owed $858,138 in principal and accrued interest on this note. During the years ended December 31, 2012 and 2011, the president loaned additional funds of $709 and $531, respectively.  During the years ended December 31, 2012 and 2011, the Company accrued interest on this loan of $70,948 and $73,051, respectively.

The second note is payable to another investor. This was originally an unsecured note payable to two other individuals.  As of December 31, 2011, the Company owed $305,859 in principal and accrued interest on this note. During the years ended December 31, 2012 and 2011, the shareholder loan additional funds of $14,130 and $20,348, respectively.  During the years ended December 31, 2012 and 2011, the Company accrued interest on this loan of $25,711 and $25,196, respectively.

A shareholder provides office space for the Company.  The Company has determined that the value of the office space is nominal.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception amounting to $2,432,690 and has no operating revenue source as of December 31, 2012. Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others. The Company’s ability to achieve a level of profitable operations and/or additional financing may impact the Company’s ability to continue as it is presently organized. Management’s plans to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is also open to other potential business activities including mergers and acquisitions outside of its current business plan.

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

The following assumptions were used for the Black-Scholes model:

October 17, 2008
Risk free rates	1.9%
Dividend yield	0%
Expected volatility	624%
Weighted average expected stock option life	3 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$1.90
Total options granted	250,000
Total weighted average fair value of options granted	$478,500

A summary of the status of the Company’s option plans as of December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2010	250,000	$2.00	54
Granted	-	-	-
Forfeited	(50,000)	-
Outstanding at December 31, 2011	200,000	2.00	40	-
Granted	-	-	-
Forfeited	-	-
Outstanding at December 31, 2012	200,000	2.00	28	-
Exercisable at December 31, 2012	150,000	2.00	22	-
Non-vested at December 31, 2012	50,000	2.00	46	-

The Company recognized $95,745 and $95,744 in stock-based compensation during the years ended December 31, 2012 and 2011, respectively.  The remaining $79,788 will be recognized ratably over the requisite service period.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2032.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2012 are summarized below:

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$491,652	34%	$167,162
Accrued Related Party Interest	676,820	34%	$230,119
Deferred tax asset			397,281
Valuation Allowance			$(397,281)
			$-

This valuation allowance has increased by $21,957 from $375,324 during the year ending December 31, 2012.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

	2012	2011
Expected Provision Based on Statutory Rates (34%)	$(70,240)	$(73,711)
Effect of:
Expiration of NOL Carryforwards	15,730	-
Non Deductible Stock Compensation	32,553	32,554
Change in Valuation allowance	21,957	41,157
Total Actual Provision	$-	$-

A list of the Company’s Net Operating Losses with the year of expiration is as follows:

Year	Amount	Balance
2018	47,807	94,071
2019	43,798	137,869
2020	77,340	215,209
2021	48,629	263,838
2022	35,594	299,432
2024	22,092	321,524
2025	27,620	349,144
2026	21,356	370,500
2027	15,885	386,385
2028	69,017	455,403
2029	21,546	476,949
2030	23,980	500,929
2031	22,804	523,733
2032	14,183	491,652

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

The Company has filed income tax returns in the US. All years prior to 2009 are closed by expiration of the statute of limitations. The tax year ended December 31, 2009, will close by expiration of the statute of limitations on about April 15, 2013. The years ended December 31, 2010, 2011, and 2012 are open for examination.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2012.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were not effective.  The Company lacks resources to support full compliance.

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

NAME	AGE	POSITION
Robert G. Berry	77	President, Secretary and Director
Jon T. Jenkins	63	Director
Ray Brown	52	Director
L. Steven Haynes	52	Director
David W. Young	62	Director

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

Other Compensation Arrangements

On October 17, 2008 the board approved director compensation for each board of director totaling $2,500 for each meeting attended in person and $1,000 for each meeting attended via telephone. The Board further agreed to defer payment until the Company has sufficient cash flow.  There were no director meetings during 2012.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 27, 2013, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	603,050	39.6%
Jon T. Jenkins (2)	603,050	39.6%

All executive officers and directors as a group (one person)	1,206,100	79.2%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of February 27, 2013, which number of shares are 1,522,500.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003. The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of December 31, 2012, the Company owes Berry $929,795. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of December 31, 2012, the Company owes Jenkins $345,700. Jon Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

The Company had audit and financial statement review fees of $6,095 for the fiscal year ended December 31, 2012. It paid $11,768 in audit and financial statement review fees for the year ended December 31, 2011 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None

Tax Fees

The Company paid tax return preparation fees totaling $1,450 for the fiscal year ended December 31, 2012 and $450 for the fiscal year ended December 31, 2011.

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

GAMEPLAN, INC.
(Registrant)

Date: February 28, 2013	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Chairman of the Board	February 28, 2013
Robert G. Berry