Form 10-Q
period 2013-09-30
GAMEPLAN INC
filed 2013-11-13
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

☒ Yes  ☐ No

As of November 2, 2013, the number of shares of Common Stock, $.001 par value, outstanding was 1,522,500.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.
[A Development Stage Company]
Condensed Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,000	$2,967
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,370,231	-
Total Current Liabilities	1,383,731	15,467

Long-Term Liabilities
Payable to Shareholders	-	1,275,495
Total Long-Term Liabilities	-	1,275,495

Total Liabilities	1,383,731	1,290,962

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 1,522,500 issued and outstanding	1,523	1,523
Additional paid-in capital	1,212,013	1,140,205
Accumulated deficit during the development stage	(2,597,267)	(2,432,690)
Total Stockholders' Deficit	(1,383,731)	(1,290,962)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to condensed financial statements

GAMEPLAN, INC.
A Development Stage Company
Condensed Statements of Operations
For the three and nine month periods ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Inception Through
	09/30/2013	09/30/2012	09/30/2013	09/30/2012	09/30/2013
Revenues:
Consulting Fees	$-	$-	$-	$-	$768,042
Commissions	-	-	-	-	137,034
Book Sales	-	-	-	-	40
Other Income	-	-	-	-	27,168
Total Revenue	-	-	-	-	932,284
Expenses
General and admin. expense	7,974	4,843	14,674	10,553	2,257,590
Compensation	23,937	23,937	71,809	71,809	470,747
Total Expenses	31,911	28,780	86,483	82,362	2,728,337

Operating Loss	(31,911)	(28,780)	(86,483)	(82,362)	(1,796,053)

Interest income	-	-	-	-	16,064
Interest expense	(26,907)	(27,793)	(78,094)	(80,648)	(1,186,637)
Loss on asset sales	-	-	-	-	(29,477)
Total Other Income/(Expense)	(26,907)	(27,793)	(78,094)	(80,648)	(1,200,050)
Net Loss before taxes	(58,818)	(56,573)	(164,577)	(163,010)	(2,996,103)
Income Taxes	-	-	-	-	1,164
Net Loss before extraordinary item	(58,818)	(56,573)	(164,577)	(163,010)	(2,997,267)
Extraordinary item:
"Lost Opportunity" settlement	-	-	-	-	400,000
Net Income From Extraordinary Items	-	-	-	-	400,000

Net Loss	$(58,818)	$(56,573)	$(164,577)	$(163,010)	$(2,597,267)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.04)	$(0.11)	$(0.11)	$(2.60)
Weighted Average Number of shares outstanding – Basic and Diluted	1,522,500	1,522,500	1,522,500	1,522,500	998,235

See accompanying notes to condensed financial statements

GAMEPLAN, INC.
A Development Stage Company
Condensed Statements of Cash Flows
For the nine month periods ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	Inception Through
	09/30/2013	09/30/2012	09/30/2013
Cash Flow Used for Operating Activities:
Net Loss	$(164,577)	$(163,010)	$(2,597,267)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest	-	-	49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	71,809	71,809	470,747
Loss on disposal of assets	-	-	29,477
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	(1,967)	(1,190)	1,000
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	78,094	80,648	835,546
Net Cash Flows Used for Operating Activities	(16,641)	(11,743)	(960,264)

Cash Flows used for Investing Activities:
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows used for Financing Activities:
Shareholder loan proceeds	16,641	11,727	1,655,611
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows From Financing Activities	16,641	11,727	1,164,384

Net Decrease in cash	-	(16)	-

Beginning Cash Balance	-	17	-
Ending Cash Balance	$-	$1	$-

Supplemental Disclosures:
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries which, in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, shareholders loaned an additional $16,641 to the Company to pay operating expenses. These loans bear interest at 8% per annum. The payable to shareholders accrued an additional $78,094 in interest for the nine months ended September 30, 2013.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2013.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans include continued development of the business, as discussed in NOTE 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position, or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 10,000 Rule 144 shares of the common voting stock of GamePlan, Inc. yearly for a period of 5 years at the strike price of $2.00 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options were granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors were Directors at the time of the subsequent option grants.  Finally, all necessary approvals were obtained.

A summary of the status of the Company’s option plans as of September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2012	200,000	$2.00	28	-
Granted	-	$-	-	-
Forfeited	-	$-	-	-
Outstanding at September 30, 2013	200,000	$2.00	19	-
Exercisable at September 30, 2013	100,000	$2.00	13	-
Non-vested at September 30, 2013	100,000	$2.00	37	-

The Company recognized $71,809 and $71,809 in stock-based compensation during the nine months ended September 30, 2013 and 2012, respectively.  The remaining $7,979 will be recognized ratably over the requisite service period.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer, or in various filings made by us with the Securities and Exchange Commission. Words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity.  However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

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

The difficult but obvious conclusion is that the best interest of our shareholders dictates a change from those business plans back to the business plan that the Company originally employed and in which we have considerable expertise. That plan, summarized in the Company History that follows, is to acquire, develop, manage, and/or consult gaming opportunities and gaming related opportunities throughout the world (“Plan”).

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

On July 1, 2011, the Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current value of $0.001. All fractional shares were rounded up to the nearest whole share. The Company retroactively applied the effects of the reverse split to all periods presented. Of the 250 million shares authorized there are 1,522,500 common shares outstanding with no appreciable market value. As of September 30, 2013, the Company is indebted to its controlling shareholders in the amount of $1,370,231.

Summary of the Plan

The Plan of the Company is to focus on owning, operating, managing and/or consulting on gaming and gaming related projects throughout the world. The Company will hire employees as needed and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management, and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdiction in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.

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

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Employees

The Company has five members on the Board of Directors. The Company currently has three officers, Robert G. Berry, President and CEO; Ray Brown, Secretary and Executive Vice President; and David W. Young, Treasurer and Senior Vice President.

No one receives cash compensation and the Company has no further employees other than those mentioned above.

The Company plans to assemble a strong team of gaming industry experts that have superior expertise and successful track-records in all aspects of casino development, construction, and management. Further, the Company has access to individual specialists mirroring each of the functional areas found in a casino project. The functional areas include design, construction & development, gaming operations, hospitality, finance/accounting, legal/regulatory, security systems, information technology, retail, marketing, entertainment, and human resources.

The Company believes this team, when developed, will represent a valuable asset that will provide a competitive advantage in creating and enhancing relationships with Indian tribes in the Indian casino business and in the pursuit of non-Indian casino opportunities.

OPERATING RESULTS - OVERVIEW

For the three months ended September 30, 2013 we incurred a net loss of $58,818, an increase of $2,245 from $56,573 for the three months ended September 30, 2012. The basic loss per share for the current and prior year three months ended September 30 was $(0.04) and $(0.04), respectively.

For the nine months ended September 30, 2013 we incurred a net loss of $164,577 an increase of $1,567 from $163,010 for the nine months ended September 30, 2012.  The basic loss per share for the current and prior year nine months ended September 30 was $(0.11) and $(0.11), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three and nine months ended September 30, 2013 and 2012 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three and nine months ended September 30, 2013 and 2012.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2013 increased by $3,131 to $31,911 as compared to $28,780 for the three months ended September 30, 2012. Our general and administrative expenses increased by $3,131 for the current quarter as compared to the prior year quarter. These operating expenses were incurred for general business purposes including accounting and consulting fees incurred in relation to our filings with the Securities and Exchange Commission. Compensation expenses were $23,937 and $23,937 for the current and prior year quarters, respectively.

Operating expenses for the nine months ended September 30, 2013, increased by $4,121 to $86,483 as compared to $82,362 for the nine months ended September 30, 2012. Compensation expenses were $71,809 for both periods. The remaining operating expenses for both periods were incurred for the same general business purposes as noted above.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended September 30, 2013 decreased $886 to $26,907 as compared to $27,793 for the prior year three month period, due to decreased interest rates.

Interest expense for the nine months ended September 30, 2013 decreased $2,554 to $78,094 as compared to $80,648 for the prior year nine month period for loans due to shareholders.

LIQUIDITY

As of September 30, 2013, the Company had no cash asset. The Company had total liabilities of $1,383,731, of which $1,370,231 is owed to two shareholders.

Plan of Operation

The Plan of the Company is to focus on owning, operating, managing, and/or consulting on gaming and gaming related projects throughout the world. The Company will reorganize its Board of Directors and Officers, hire employees as needed, and focus on acquiring existing profitable traditional gaming properties and ancillary gaming development opportunities together with seeking opportunities for development, management, and consulting services with American Indian Gaming Tribes. The Company will also closely monitor emerging gaming jurisdictions in and out of the United States and make appropriate acquisitions and/or participate in joint ventures.

Each of these acquisitions/property development projects will be in separate entities that will be owned in whole or by a majority of the stock ownership in the Company.  Each subsidiary will be responsible for operating not more than one gaming facility.

The Company will assemble a strong team of gaming industry experts that have superior expertise and successful track-records in all aspects of casino development, construction, and management. Further, the Company has access to individual specialists mirroring each of the functional areas found in a casino project. The functional areas include design, construction & development, gaming operations, hospitality, finance/accounting, legal/regulatory, security systems, information technology, retail, marketing, entertainment, and human resources.

The Company believes this team, when developed, will represent a valuable asset that will provide a competitive advantage in creating and enhancing relationships with Indian tribes in the Indian casino business and in the pursuit of non-Indian casino opportunities.

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

Apart from any cash requirements necessary to implement the Plan, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the SEC and other regulatory agencies, and investigating potential business ventures. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company. However, there can be no assurance that management or stockholders will continue to advance operating funds to the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months period ended September 30, 2013.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not applicable.

Item 5.  Other Information

Robert G. Berry Promissory Notes

On February 1, 1999, the Company entered into an amended and restated promissory note with Robert Berry, pursuant to which the Company agreed to pay Mr. Berry principal then owing to Mr. Berry of  $182,256, representing Mr. Berry's unreimbursed cash advances to the Company as of that date.  The Note was due February 1, 2001 and bore interest at the rate of prime plus 2%.  During 1999, Mr. Berry advanced the Company $17,600.  A new note was executed on February 1, 2000, which extended the maturity date to February 1, 2002. In 2000, Mr. Berry advanced $37,200 to the Company.  The Company executed a further amended and restated note with Mr. Berry on January 1, 2001, which note replaced and superseded all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $290,192, bore interest at the rate of prime plus 2%, and extends the maturity of the Company's obligations to Mr. Berry to February 1, 2003.  The entire unpaid principal and interest was due at maturity. Additionally, the Company executed a further amended and restated note with Mr. Berry on January 1, 2002, which note replaces and supersedes all previous notes of the Company payable to Mr. Berry.  The new note was issued in the principal amount of $327,408, bears interest at the rate of prime plus 2%, and maintained the maturity of the Company's obligations to Mr. Berry at February 1, 2003. Mr. Berry renewed this promissory note in the total amount of $484,626 after calculating additional advances to Jan. 1, 2006. As of September 30, 2013, the Company owes Berry $986,547. The Robert G. Berry Trust owns approximately 39.6% of the issued and outstanding shares of the Company. This note is due March 1, 2014.

Jon Jenkins Promissory Notes

As of February 1, 2001, the Company entered into an amended and restated promissory note payable to Jon and April Jenkins in the principal amount of $74,054.  The note replaced and supersedes all previous notes of the Company payable to Jon or April Jenkins.  The note bears interest at the rate of prime plus 2%. All principal and interest is due and payable on February 1, 2003. Mr. Jenkins agreed to renew this note in the total amount of $100,500 after calculating interest to Jan. 1, 2006. As of September 30, 2013, the Company owes Jenkins $383,684. Jenkins is a director and the beneficial and indirect owner of approximately 39.6% of the issued and outstanding shares of the Company. This note is due March 1, 2014.

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

GAMEPLAN, INC.

Date: November 13, 2013	/s/ Robert G. Berry
Robert G. Berry,
President, Chief Financial Officer and Director