Form 10-K
period 2013-12-31
GAMEPLAN INC
filed 2014-03-06
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER     000-27435

GAMEPLAN, INC.

(Exact name of registrant as specified in charter)

NEVADA	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6140 Plumas Street, Suite 200 Reno, Nevada	89519
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (775) 815-4752

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on the closing sales price of the registrant’s common stock on that date, was approximately $316. Due to the extremely limited trading market for the Registrant’s common stock, these shares have been arbitrarily valued at par value of $0.001 per share. There were approximately 316,500 shares held by non-affiliates (retroactively taking into account the 10-for-one stock dividend that became effective on February 27, 2014, there were 3,165,000 shares held by non-affiliates). Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 3, 2014 was 15,225,000.  Unless indicated otherwise, this figure and all other share calculations in this Form 10-K retroactively take into account the Company’s 10-for-one stock dividend, with mandatory exchange of certificates, that was effectuated on February 27, 2014.

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

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) economic conditions in the market(s) in which we may choose to participate, (iv) increased competition in such market(s), (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) our failure to successfully develop business relationships.

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

PART I

Item 1.

Business

For the last several years GamePlan, Inc., a Nevada corporation (the “Company,” “we,” “our,” “us” and words of similar import) attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, and with considerable expense to our two largest stockholders, we have not been able to gain traction for these plans. The game plan did not work and had to change.  As a result, the Company is currently searching for suitable acquisition candidates as discussed in more detail below.

Summary of Company history

The Company (Cusip # 36465C303, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the present time the Company has been a public shell and is current in all regulatory filings required of bulletin board companies. On August 1, 2011 the Company amended its articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 250,000,000 shares and the creation of a class of preferred stock, par value $0.001, with 50,000,000 authorized. The preferred stock will have the designations, rights, and preferences as may be determined by the board of directors.

On August 1, 2011, the Company effected a reverse split of its outstanding common stock on a basis of one for ten (1:10), while retaining the current par value of $0.001. On February 18, 2014, the Company declared a stock dividend, having the effect of a forward-split, on its outstanding common stock on the basis of ten for one (10:1), subject to a mandatory exchange of certificates, which became effective on February 27, 2014.  All fractional shares were rounded up to the nearest whole share. The Company has retroactively applied the effects of the reverse split and the stock dividend to all periods presented. Of the 250 million shares authorized there are currently 15,225,000 shares outstanding with no appreciable market value. As of December 31, 2013, the Company is indebted to its controlling shareholders in the amount of $1,399,452.

Summary of the New Plan

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.”  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

We are currently seeking potential assets, property or businesses to acquire. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; and (ii) adopt a business plan regarding engaging in the business of any selected industry.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions.  These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company.  Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of sixty days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees.  In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Certain amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in GamePlan.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or  company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us.  Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders.  Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K.  These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finders or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them.  These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of common stock or to provide an indemnification for all of the issuer’s prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings regarding any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the 2008 amendments to Rule 144.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our Securities and Exchange Commission and Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  We anticipate that these funds will be provided to us in the form of loans from our present management.  There are no written agreements requiring our management to provide these cash resources.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves.  Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the lack of any substantive operations by the Company.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products or provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”   That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Securities Exchange Act of 1934, as amended (the “Exchange Act”) Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Research and Development Costs During the Last Two Fiscal Years

We did not spend any money on research and development during the period from January 1, 2012, through December 31, 2013.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full-Time Employees

The Company has no employees who are not executive officers.

Available Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

Item 1A.

Risk Factors

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

The Company has no real estate holdings.

Presently, the principal executive offices of the Company are the offices and telephone number of Robert G. Berry, currently the President and CEO and one of two principal shareholders of the Company.  These offices are located at 6140 Plumas St., Suite 200, Reno, Nevada  89519, and are provided to the Company rent-free.

Patents, Service Marks, Domain Names and Licenses

Patents

None.

Service Marks

None.  All previous service marks under the terminated plan have been abandoned.

Domain Names

All domain names have been abandoned except for gameplan-usa.com

Licenses

None.

Item 3.

Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  As of February 27, 2014, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Mine Safety Disclosures

None; not applicable.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no “established trading market” for our shares of common stock. The common stock is quoted on the over-the-counter market (OTC BB) under the symbol "GPLA" and quoted in the pink sheets published by the National Quotations Bureau.

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

Period	High	Low
January 1, 2012 through March 31, 2012	$0.07	$0.07
April 1, 2012 through June 30, 2012	$0.07	$0.07
July 1, 2012 through September 30, 2012	$0.07	$0.07
October 1, 2012 through December 31, 2012	$0.07	$0.07
January 1, 2013 through March 31, 2013	$0.07	$0.07
April 1, 2013 through June 30, 2013	$0.07	$0.07
July 1, 2013 through September 30, 2013	$0.07	$0.07
October 1, 2013 through December 31, 2013	$0.07	$0.07

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

As of March 3, 2014, there were approximately 90 holders of record of the Company's common stock. This number excludes the number of beneficial owners of shares, if any, held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 17, 2008 our Board of Directors adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan yearly for a period of 5 years at the strike price of $0.20 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options were granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the subsequent option grants. The Company determined that all 2,500,000 were technically granted for financial reporting purposes on October 17, 2008 based on the guidance in FASB ASC 718.  As of December 31, 2013, a total of 1,000,000 of these options had been forfeited due to the expiration of their three-year exercise periods.  The Company and the directors have a mutual understanding of the key terms and conditions of the award.  The directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan, Inc. shall have the right of first refusal to meet the sale price of the stock.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the past three years.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None; not applicable.

Rule 144

The resale of “unregistered” and “restricted” securities by the holders thereof will be subject to Rule 144 of the Securities and Exchange Commission.  The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After six-month holding period – may resell in accordance with all Rule 144 requirements including:

•      Current public information,

•      Volume limitations,

•      Manner of sale requirements for equity securities, and

•      Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•      Current public information,

•      Volume limitations,

•      Manner of sale requirements for equity securities, and

•      Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i)  Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)

This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)

No or nominal operations; and

(B)

Either :

(1)   No or nominal assets;

(2)   Assets consisting solely of cash and cash equivalents; or

(3)   Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(a)(1) of the Securities Act

Since the Company is a shell company as defined in subparagraph (i) of Rule 144, its shares of common stock cannot be publicly resold under Rule 144 until the Company complies with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of its shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to the Company’s non-affiliates.  It is the position of the SEC that the Section 4(a)(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2013, from the sale of registered securities.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Overview

Fiscal year ended December 31, 2013 resulted in a net loss of $202,508. The Company's net loss decreased by $4,079 from the previous fiscal year ended December 31, 2012. The Company's net loss for the fiscal year ended December 31, 2012 was $206,587.  The Basic Loss per Share for fiscal year 2013 was $0.01 compared to a loss per share of $0.01 for fiscal year ended 2012.  Details of changes in revenues and expenses can be found below.

Revenues

Revenues for the years ended December 31, 2013 and 2012 were $0.

Cost of Sales

No sales and consequently no cost of sales were incurred for the years ended December 31, 2013 and 2012.

Operating Expenses

Operating expenses for the year ended December 31, 2013, decreased by $13,144 to $96,784 as compared to $109,928 for the year ended December 31, 2012. We incurred $79,788 in compensation expenses for the fair value of options vested for our directors in 2013. Compensation expenses were $95,745 in 2012, which represents the fair value of options expensed during the year.

Interest Expense

Interest expense for the year ended December 31, 2013, increased to $105,724 as compared to $96,659 for the prior year period, due to interest incurred on larger loan balances due to our shareholders.

Liquidity

As of December 31, 2013 the Company had a total current asset balance of $0 and total current liability balance of $1,413,682. The Company is indebted to two shareholders in the amount of $1,399,452.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2013.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

Plan of Operation

The Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a business engaged in any industry selected.

During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GamePlan, Inc.

We have audited the balance sheets of GamePlan, Inc. [a development stage company] as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, and the period from inception [April 27, 1984] through December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of GamePlan, Inc. for the period from inception [April 27, 1984] through December 31, 1992, were audited by other auditors whose report dated March 31, 1993, expressed an unqualified opinion on those statements.  We have previously audited the financial statements of GamePlan, Inc., since 1993, and expressed unqualified opinions on those statements in our reports.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GamePlan, Inc. [a development stage company] as of December 31, 2013 and 2012, and the results of operations and cash flows for the years ended December 31, 2013 and 2012, and for the period from inception [April 27, 1984] through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 6, 2014

GAMEPLAN, INC.
[A Development Stage Company]
Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,730	$2,967
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,399,452	-
Total Current Liabilities	1,413,682	15,467

Long-Term Liabilities
Payable to Shareholders	-	1,275,495
Total Long-Term Liabilities	-	1,275,495

Total Liabilities	1,413,682	1,290,962

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 15,225,000 issued and outstanding	15,225	15,225
Additional paid-in capital	1,206,291	1,126,503
Accumulated deficit during the development stage	(2,635,198)	(2,432,690)
Total Stockholders' Deficit	(1,413,682)	(1,290,962)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2013 and 2012 and for the period from inception (April 27, 1984) through December 31, 2013

	For the	For the	Inception
	Year Ended	Year Ended	Through
	December 31, 2013	December 31, 2012	December 31, 2013
Revenues
Consulting fees	$-	$-	$768,042
Commissions	-	-	137,034
Book sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Operating Expenses
General and administrative expenses	16,996	14,183	2,259,912
Compensation	79,788	95,745	478,726
Total operating expenses	96,784	109,928	2,738,638

Operating Loss	(96,784)	(109,928)	(1,806,354)

Interest income	-	-	16,064
Interest expense	(105,724)	(96,659)	(1,214,267)
Loss on asset sales	-	-	(29,477)
Total Other Expense	(105,724)	(96,659)	(1,227,680)
Net Loss before taxes	(202,508)	(206,587)	(3,034,034)
Income Taxes	-	-	1,164
Net Loss before extraordinary item	(202,508)	(206,587)	(3,035,198)
Extraordinary item
“Lost Opportunity” settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Loss	$(202,508)	$(206,587)	$(2,635,198)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.26)

Weighted Average Number of shares outstanding – Basic and Diluted	15,225,000	15,225,000	10,026,401

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit)
For the period from inception (April 27, 1984) through December 31, 2013

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders’ Equity / (Deficit)
Balance at Inception, April 27, 1984	0	$0	$0	$0	$0
Issued 150,000 shares of common stock for cash	150,000	150	2,850		3,000
Issued 500,000 shares of common stock for cash	500,000	500	21,569		22,069
Issued 5,850,000 shares of common stock for cash, December 31, 1991	5,850,000	5,850	23,400		29,250
Expenses of merger and stock issuance			(17,028)		(17,028)
Accumulated deficit from inception through December 31, 1991				(5,621)	(5,621)
Balance, December 31, 1991	6,500,000	6,500	30,791	(5,621)	31,670
Net Loss 1992				(326,738)	(326,738)
Balance, December 31, 1992	6,500,000	6,500	30,791	(332,359)	(295,068)
Issued 1,200,000 shares of restricted common stock in satisfaction of debt, December 30, 1993	1,200,000	1,200	248,800		250,000
Net Loss 1993				(305,062)	(305,062)
Balance, December 31, 1993	7,700,000	7,700	279,591	(637,421)	(350,130)
Net Loss, 1994				(306,974)	(306,974)
Balance, December 31, 1994	7,700,000	7,700	279,591	(944,395)	(657,104)
Net Loss, 1995				(215,677)	(215,677)
Balance, December 31, 1995	7,700,000	7,700	279,591	(1,160,072)	(872,781)
Issued 4,500,000 shares of common stock in satisfaction of debt, October 7, 1996	4,500,000	4,500	445,500		450,000
Net Income, 1996				277,209	277,209
Balance, December 31, 1996	12,200,000	12,200	725,091	(882,863)	(145,572)
Net loss, 1997				(46,264)	(46,264)
Balance, December 31, 1997	12,200,000	12,200	725,091	(929,127)	(191,836)
Issued 3,000,000 shares of common stock for R&D	3,000,000	3,000	-		3,000
Net Loss, 1998				(47,807)	(47,807)
Balance, December 31, 1998	15,200,000	15,200	725,091	(976,934)	(236,643)
Issued 25,000 shares of common stock for cash	25,000	25	2,475		2,500
Net Loss, 1999				(46,310)	(46,310)
Balance, December 31, 1999	15,225,000	15,225	727,566	(1,023,244)	(280,453)

See accompanying notes to financial statements

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Stockholders’ Equity/(Deficit) (continued)
For the period from inception (April 27, 1984) through December 31, 2013

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Net Stockholders' Equity / (Deficit)
Balance, December 31, 1999	15,225,000	$15,225	$727,566	$(1,023,244)	$(280,453)
Net Loss, 2000				(77,320)	(77,320)
Balance, December 31, 2000	15,225,000	15,225	727,566	(1,100,564)	(357,773)
Net loss, 2001				(49,232)	(49,232)
Balance, December 31, 2001	15,225,000	15,225	727,566	(1,149,796)	(407,005)
Net loss, 2002				(35,273)	(35,273)
Balance, December 31, 2002	15,225,000	15,225	727,566	(1,185,069)	(442,278)
Net Loss, 2003				(36,325)	(36,325)
Balance, December 31, 2003	15,225,000	15,225	727,566	(1,221,394)	(478,603)
Net loss, 2004				(45,213)	(45,213)
Balance, December 31, 2004	15,225,000	15,225	727,566	(1,266,607)	(523,816)
Net loss, 2005				(62,124)	(62,124)
Balance, December 31, 2005	15,225,000	15,225	727,566	(1,328,731)	(585,940)
Net loss, 2006				(57,509)	(57,509)
Balance, December 31, 2006	15,225,000	15,225	727,566	(1,386,240)	(643,449)
Net loss, 2007				(82,640)	(82,640)
Balance, December 31, 2007	15,225,000	15,225	727,566	(1,468,880)	(726,089)
Stock-based Compensation			95,745		95,745
Net loss, 2008				(222,875)	(222,875)
Balance, December 31, 2008	15,225,000	15,225	823,311	(1,691,755)	(853,219)
Stock-based Compensation			15,958		15,958
Net loss, 2009				(112,522)	(112,522)
Balance, December 31, 2009	15,225,000	15,225	839,269	(1,804,277)	(949,783)
Stock-based Compensation			95,745		95,745
Net loss, 2010				(205,030)	(205,030)
Balance, December 31, 2010	15,225,000	15,225	935,014	(2,009,307)	(1,059,068)
Stock-based Compensation			95,744		95,744
Net loss, 2011				(216,796)	(216,796)
Balance, December 31, 2011	15,225,000	15,225	1,030,758	(2,226,103)	(1,180,120)
Stock-based Compensation			95,745		95,745
Net Loss, 2012				(206,587)	(206,587)
Balance, December 31, 2012	15,255,000	$15,225	$1,126,503	$(2,432,690)	$(1,290,962)
Stock-based Compensation			79,788		79,788
Net Loss, 2013				(202,508)	(202,508)
Balance, December 31, 2013	15,225,000	$15,225	$1,206,291	$(2,635,198)	$(1,413,682)

See accompanying notes to financial statements.

GAMEPLAN, INC.
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and for the period from inception (April 27, 1984) through December 31, 2013

	For The Year Ended December 31, 2013	For The Year Ended December 31, 2012	Inception Through December 31, 2013
Cash Flow from Operating Activities
Net Loss	$(202,508)	$(206,587)	$(2,635,198)
Adjustments to Reconcile net loss to net cash from operating activities:
Depreciation	-	-	174,645
Bad Debt Expense	-	-	911
Notes issued in exchange for interest expense	-	-	59,588
Notes issued in exchange for accrued interest			49,589
Stock issued for expenses	-	-	3,000
Stock-based compensation	79,788	95,745	478,726
Loss on disposal of assets	-	-	29,477
Increase/(Decrease) in accounts payable	(1,237)	(673)	1,730
Increase/(Decrease) in accrued director fees	-	-	12,500
Increase/(Decrease) in accrued expenses	105,724	96,659	863,176
Net Cash Flows from Operating Activities	(18,233)	(14,856)	(961,856)

Cash Flows from Investing Activities
Capital expenditures	-	-	(520,761)
Proceeds from disposal of property	-	-	316,641
Net Cash Flows Used for Investing Activities	-	-	(204,120)

Cash Flows from Financing Activities
Shareholder loan proceeds	18,233	14,839	1,657,203
Loan Principal Payments	-	-	(531,018)
Proceeds from Issuance of Common Stock	-	-	39,791
Net Cash Flows from Financing Activities	18,233	14,839	1,165,976

Net Increase / (Decrease) in cash	-	(17)	-

Beginning Cash Balance	-	17	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosures
Cash Paid for Taxes	$-	$-	$-
Cash Paid for Interest	$-	$-	$-

See accompanying notes to financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Financial Statements

December 31, 2013

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

The following summarizes the Company’s significant accounting policies:

(B) Cash

Cash consists of cash on deposit in commercial banks. As of December 31, 2013, the Company had no cash deposits.

(C) Loss per Share

Basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are outstanding options for the purchase of common stock as of December 31, 2013 but as the Company has an operating loss, a loss per share calculation including these options would be anti-dilutive and is not presented.  The total potential dilutive common stock equivalents outstanding at December 31, 2013 were 1,500,000.

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

(E) Revenue Recognition

Revenue is recognized when (1) there is persuasive evidence of an agreement (2) delivery has occurred or services rendered (3) price is fixed or determined and (4) collectability is reasonably assured. The Company had no revenues during the years ending December 31, 2013 or 2012.

(F) Income Taxes

The Company applies ASC 740 Income Taxes.  The Standard requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2013 and 2012, no income tax expense had been incurred.

(G) Impact of New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

The amount payable to shareholders includes unsecured balances due to two shareholders of the Company, for amounts loaned or advanced to the Company, plus accrued interest on those loans. The loans had an interest rate of 9% per annum.  On January 1, 2012, the interest rate was lowered to 8% per annum.  Each loan has been evidenced by a note. The original notes have been superseded to provide for compounding of interest and extending maturity dates.  Principal and interest are due on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015 with no penalty for prepayment.  Below is a summary of the outstanding balance due as of December 31, 2013.

Principal Balance	Interest Compounded	Additional Accrued Interest	Total	Maturity Date
$466,748	$519,799	$19,893	$1,006,440	March 1, 2015
225,531	159,744	7,737	393,012	March 1, 2015
$692,279	$679,543	$27,630	$1,399,452

The first note is payable to the Company’s president.  As of December 31, 2012, the Company owed $929,795 in principal and accrued interest on this note. During the years ended December 31, 2013 and 2012, the president loaned additional funds of $0 and $709, respectively.  During the years ended December 31, 2013 and 2012, the Company accrued interest on this loan of $76,645 and $70,948 respectively.

The second note is payable to another director. This was originally an unsecured note payable to two other individuals.  As of December 31, 2012, the Company owed $345,700 in principal and accrued interest on this note. During the years ended December 31, 2013 and 2012, the shareholder loan additional funds of $18,233 and $14,130, respectively.  During the years ended December 31, 2013 and 2012, the Company accrued interest on this loan of $29,079 and $25,711, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception amounting to $2,635,198 and has no operating revenue source as of December 31, 2013. Financing the Company’s activities to date has primarily been the result of borrowing from shareholders and others. The Company is actively searching for potential business activities including mergers and acquisitions.  The Company’s ability to achieve a merger with a credible company will materially impact the Company’s ability to continue as it is presently organized. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – CONCENTRATIONS

The Company depends significantly on funding from the Company’s President and a shareholder to meet its obligations and maintain its filing status. If funds from the Company’s President or the shareholder were no longer available, the Company may experience significant adverse effects including the need to cease operations.

NOTE 5 – STOCK BASED COMPENSATION

On October 17, 2008 the Board adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan, Inc. yearly for a period of 5 years at the strike price of $0.20 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options were granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the option grants. The Company determined that all 2,500,000 were granted for financial reporting purposes on October 17, 2008 based on the guidance in FASB ASC 718, Stock Compensation.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan, Inc. shall have the right of first refusal to meet the sale price of the stock.

The following assumptions were used for the Black-Scholes model:

October 17, 2008
Risk free rates	1.9%
Dividend yield	0%
Expected volatility	624%
Weighted average expected stock option life	3 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$0.19
Total options granted	2,500,000
Total weighted average fair value of options granted	$478,500

A summary of the status of the Company’s option plans as of December 31, 2013 is presented below:

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2011	2,000,000	$.20	40	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	2,000,000.20		28	-
Granted	-	-	-	-
Forfeited	(500,000)	-	-	-
Outstanding at December 31, 2013	1,500,000.20		22	-
Exercisable at December 31, 2013	1,500,000.20		22	-
Non-vested at December 31, 2013	-	-	-	-

The Company recognized $79,788 and $95,745 in stock-based compensation during the years ended December 31, 2013 and 2012, respectively.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

Any deferred tax benefits arising from operating losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.  Net operating loss carry forward amounts expire at various times through 2033.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2013 are summarized below:

Deferred Tax Asset	Estimated NOL	Rate	Tax
Federal loss carryforward	$508,649	34%	$172,941
Accrued Related Party Interest	782,544	34%	$266,065
Deferred tax asset			439,006
Valuation Allowance			$(439,006)
			$-

This valuation allowance has increased by $41,725 from $397,281 during the year ending December 31, 2013.

Reconciliation between expected taxes and the actual income tax provision for continuing operations follows:

	2013	2012
Expected Provision Based on Statutory Rates (34%)	$(68,853)	$(70,240)
Effect of:
Expiration of NOL Carryforwards	-	15,730
Non Deductible Stock Compensation	27,128	32,553
Change in Valuation allowance	41,725	21,957
Total Actual Provision	$-	$-

A list of the Company’s Net Operating Losses with the year of expiration is as follows:

Year	Amount	Balance
2018	47,807	47,807
2019	43,798	91,605
2020	77,340	168,945
2021	48,629	217,574
2022	35,594	253,168
2024	22,092	275,260
2025	27,620	302,880
2026	21,356	324,236
2027	15,885	340,121
2028	69,018	409,139
2029	21,546	430,685
2030	23,980	454,665
2031	22,804	477,469
2032	14,184	491,653
2033	16,996	508,649

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

The Company has filed income tax returns in the US. All years prior to 2010 are closed by expiration of the statute of limitations. The tax year ended December 31, 2010, will close by expiration of the statute of limitations on about April 15, 2014. The years ended December 31, 2011, 2012, and 2013 are open for examination.

NOTE 7 – SUBSEQUENT EVENTS

On February 18, 2014, our Board of Directors declared a dividend on our outstanding common stock on the basis of ten for one (10 for 1) so that the net effect of the dividend is a ten for one forward split of our outstanding common stock.   Accordingly, the stock dividend was treated as a forward split and all common share and per share amounts have been retroactively adjusted to reflect this re-capitalization.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2013.

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

The Company’s sole officer and employee conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation the sole officer concluded the Company’s internal controls over financial reporting were not effective.  The Company lacks resources to support full compliance.

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

Not applicable

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

On January 27, 2014, and January 31, 2014, respectively, L. Steven Haynes and David W. Young resigned from the Company’s Board of Directors.  These resignations were not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The following table sets forth information concerning the current directors and the executive officer of GamePlan, Inc. and their age and positions. Each director holds office until the next annual stockholders’ meeting and thereafter until the individual’s successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME	AGE	POSITION
Robert G. Berry	78	President, Secretary, acting CFO and Director
Jon T. Jenkins	64	Director
Ray Brown	53	Director

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

Jon T. Jenkins was a co-founder of GamePlan in 1991.  Mr. Jenkins has over 30 years of gaming management experience with 20 of those years serving on the board of directors for several casinos.  Mr. Jenkins presently oversees the day to day operations of two casinos on the Salt River Indian Community adjacent to the metro Phoenix area.  Mr. Jenkins graduated with a Bachelor of Science degree from California State University.

Ray Brown has 25 years of experience in the gaming industry.  Currently, Mr. Brown is a consultant focusing on the identification, development, financing and construction of native and non-native gaming operations.  Mr. Brown graduated with a Bachelor of Science degree from the University of Nevada-Reno.

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

We have no audit committee financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

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

Compensation of Directors

On October 17, 2008 the Board of Directors adopted an Incentive Stock Option Plan and, pursuant to that Plan, adopted the following Incentive Stock Option Plan for each Director: Each Director (5) was given the option to purchase 100,000 Rule 144 shares of the common voting stock of GamePlan, Inc. yearly for a period of 5 years at the strike price of $0.20 per share through all option periods. Each option exercise period shall be for a term of three (3) years from the date of the option grant. The first option period commenced on the date of this meeting (Oct. 17, 2008). Subsequent options were granted on Oct. 17, 2010, Oct. 17, 2011, Oct. 17, 2012 and the final stock option grant on Oct. 17, 2013 on condition that the Directors are Directors at the time of the option grants. The Company determined that all 2,500,000 were granted on October 17, 2008 based on the guidance in FASB ASC 718.  As of December 31, 2013, a total of 1,000,000 of these options had been forfeited due to the expiration of their three-year exercise periods.  The Company and the Directors have a mutual understanding of the key terms and conditions of the award.  The Directors are immediately affected by changes in the Company’s share price.  The Company is obligated to issue the options if the director satisfies the service requirement.  Finally, all necessary approvals were obtained.  In all events, GamePlan, Inc. shall have the right of first refusal to meet the sale price of the stock.

Other Compensation Arrangements

On October 17, 2008 the board approved director compensation for each member of our Board of Directors, totaling $2,500 for each meeting attended in person and $1,000 for each meeting attended via telephone. The Board further agreed to defer payment until the Company has sufficient cash flow.  There were no director meetings during 2013.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 27, 2014, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED*	PERCENTAGE OF OWNERSHIP
Robert G. Berry (1)	6,330,500	40.8%
Jon T. Jenkins (2)	6,330,500	40.8%

All executive officers and directors as a group (two persons)	12,661,000	81.6%

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. All percentages are calculated based upon a total number of shares issued and outstanding as of February 27, 2014, which number of shares is 15,225,000.

(1)

Mr. Berry’s address is 3701 Fairview Road, Reno, Nevada 89511.  The Robert G. Berry Trust owns the shares. Robert G. Berry is the sole trustee of the trust and has the sole power and authority to vote or dispose of the shares of common stock held by the trust.  The share figures and percentage amounts above include a total of 300,000 shares issuable upon exercise of currently outstanding options that have an exercise price of $0.20 per share.

(2)

Mr. Jenkins’ address is 6004 East Campo Drive, Scottsdale, AZ 85254. Jon T. Jenkins owns 564,050 shares in his individual capacity, and has the authority to vote or dispose of, as trustee, 39,000 shares held in trust for family members.  The share figures and percentage amounts above include a total of 300,000 shares issuable upon exercise of currently outstanding options that have an exercise price of $0.20 per share.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Robert G. Berry Promissory Notes

On January 1, 2014, the Company executed a promissory note in the principal amount of $1,006,440.  The note is payable to Robert G. Berry, bears interest at the rate of 8% per annum and is payable on demand.  If no demand is made, the entire principal amount and accrued interest on the note will be due and payable on March 1, 2015.  On the same date, the Company executed in favor of Jon T. Jenkins a promissory note in the principal amount of $393,012.  This note also bears interest at 8% per annum, is payable on demand, and is due and payable on March 1, 2015, if demand for payment is not made before that date.  Each of these notes memorializes amounts that Messrs. Berry and Jenkins have advanced on the Company’s behalf for the past several years.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that we do no currently have any "independent directors" as defined under the rules of The Nasdaq Stock Market.

Item 14.

Principal Accountant Fees and Services

Audit Fees

The Company had audit and financial statement review fees of $6,000 for the fiscal year ended December 31, 2013. It paid $6,095 in audit and financial statement review fees for the year ended December 31, 2012 to Mantyla McReynolds, our current independent accountants.

Audit-Related Fees

None.

Tax Fees

The Company paid tax return preparation fees totaling $450 for the fiscal year ended December 31, 2013 and $1,450 for the fiscal year ended December 31, 2012.

All Other Fees

None.

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

GAMEPLAN, INC.
(Registrant)

Date: March 6, 2014	By:	/s/ Robert G. Berry
Robert G. Berry,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Berry	President, Acting CFO	March 6, 2014
Robert G. Berry