Form 10-Q
period 2014-03-31
GAMEPLAN INC
filed 2014-05-15
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

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

☒ Yes  ☐ No

As of May 13, 2014, the number of shares of Common Stock, $.001 par value, outstanding was 165,750,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$33,018	$1,730
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,448,789	1,399,452
Total Current Liabilities	1,494,307	1,413,682

Long-Term Liabilities
Payable to Shareholders	-
Total Long-Term Liabilities	-

Total Liabilities	1,494,307	1,413,682

Stockholders' Deficit
Preferred Stock -- $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding	-	-
Common Stock -- $0.001 par value; 250,000,000 shares authorized; 15,225,020 issued and outstanding	15,225	15,225
Additional paid-in capital	1,206,291	1,206,291
Accumulated deficit during the development stage	(2,715,823)	(2,635,198)
Total Stockholders' Deficit	(1,494,307)	(1,413,682)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Statements of Operations

For the three month periods ended March 31, 2014 and 2013 and for the period from Inception (April 27, 1984) through March 31, 2014

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Inception Through March 31, 2014
Revenues
Consulting Fees	$-	$-	$768,042
Commissions	-	-	137,034
Book Sales	-	-	40
Other Income	-	-	27,168
Total Revenue	-	-	932,284
Expenses
General and Administrative Expense	53,018	4,730	2,312,930
Compensation	-	23,936	478,726
Total Expenses	53,018	28,666	2,791,656

Operating Loss	(53,018)	(28,666)	(1,859,372)

Interest income	-	-	16,064
Interest expense	(27,607)	(25,160)	(1,241,874)
Loss on Asset Sales	-	-	(29,477)
Total Other Income (Expense)	(27,607)	(25,160)	(1,255,287)
Net Loss before taxes	(80,625)	(53,826)	(3,114,659)
Income Taxes	-	-	1,164
Net Loss before extraordinary item	(80,625)	(53,826)	(3,115,823)
Extraordinary item
"Lost Opportunity" settlement	-	-	400,000
Net Income From Extraordinary Items	-	-	400,000

Net Loss	$(80,625)	$(53,826)	$(2,715,823)

Net Loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.27)

Weighted Average Number of shares outstanding (basic and diluted)	15,225,000	15,225,000	10,069,722

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Condensed Statements of Cash Flows

For the three month periods ended March 31, 2014 and 2013 and for the period from inception (April 27, 1984) through March 31, 2014

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013		Inception Through March 31, 2014
Cash Flow from Operating Activities
Net Loss	$(80,625)		$(53,826)	$(2,715,823)
Adjustments to Reconcile net loss to net cash from operating activities:
Depreciation	-		-	174,645
Bad Debt Expense	-		-	911
Notes issued in exchange for interest expense	-		-	59,588
Notes issued in exchange for accrued interest	-		-	49,589
Stock issued for expenses	-		-	3,000
Stock-based compensation	-		23,936	478,726
Loss on disposal of assets	-		-	29,477
Increase/(Decrease) in accounts payable	31,288		483	33,018
Increase/(Decrease) in accrued director fees	-		-	12,500
Increase/(Decrease) in accrued expenses	27,607		25,160	890,782
Net Cash Flows from Operating Activities	(21,730)		(4,247)	(983,586)

Cash Flows from Investing Activities
Capital expenditures	-		-	(520,761)
Proceeds from disposal of property	-		-	316,641
Net Cash Flows from Investing Activities	-		-	(204,120)

Cash Flows from Financing Activities
Shareholder loan proceeds	21,730		4,247	1,678,933
Loan Principal Payments	-		-	(531,018)
Proceeds from Issuance of Common Stock	-		-	39,791
Net Cash Flows from Financing Activities	21,730		4,247	1,187,706

Net Increase in cash	-		-	-

Beginning Cash Balance	-		-	-
Ending Cash Balance	$-	$		$-

Supplemental Disclosures
Cash Paid for Taxes	-		-	-
Cash Paid for Interest	-		-	-

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

[A Development Stage Company]

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, shareholders loaned an additional $21,730 to the Company to pay operating expenses. These loans bear interest at 8% per annum. The payable to shareholders accrued an additional $27,607 in interest for the three months ended March 31, 2014. These loans are due on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015 with no penalty for prepayment.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of March 31, 2014.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans to pursue the business plan of its wholly-owned subsidiary Vpartments, Inc. as discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A summary of the status of the Company’s option plans as of March 31, 2014 is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life in Months	Intrinsic Value
Outstanding at December 31, 2013	1,500,000	$.20	22	-
Granted	-	$-	-	-
Forfeited	-	$-	-	-
Outstanding at March 31, 2014	1,500,000	$.20	19	-
Exercisable at March 31, 2014	1,500,000	$.20	19	-
Non-vested at March 31, 2014	-	-	-	-

The Company recognized $0 and $23,936 in stock-based compensation during the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – COMMON STOCK

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

NOTE 7 – SUBSEQUENT EVENT

On April 2, 2014, the Company closed  on an Agreement and Plan of Merger with VPartments, Inc.; VPartments Acquisition Corp., a Georgia corporation that was formed as a wholly-owned subsidiary of the Company; and Mark D. Anderson, Sr., who was the beneficial owner of approximately 60.1 percent of the issued and outstanding shares of common stock of VPartments, Inc. At closing, Vpartments Acquisition Corp. merged with and into VPartments, Inc. The Company  issued a total of 150,525,000 “unregistered” and “restricted” shares of its common stock to the stockholders of VPartments Inc., causing such stockholders to become the collective owners of approximately 90.8 percent of the Company’s issued and outstanding shares of common stock.   On April 2, 2014, VPartments Acquisition Corp. ceased to exist by virtue of its merger into VPartments; and VPartments, Inc. became a wholly-owned subsidiary of the Company.

Prior to the execution of the Plan and the Closing of the Merger, the Company had no material assets or operations. Following the Closing, the business and plan of operation of the Company will be those of its wholly-owned subsidiary, VPartments, Inc., which are described below.

VPartments is the developer and owner of VPartments.com – a social commerce site that we believe to be a disruptive departure from online social networking norms.  VPartments provides an interactive portal for people to connect in a more meaningful way by maximizing the full potential of cutting edge 3D technologies.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission (the “Commission”). Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the discussion of certain important factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and its Current Reports on Form 8-K filed with the Commission on March 28, 2014, and April 3, 2014, respectively, that could cause actual results to differ materially from such forward-looking statements.

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

The risks identified here and in the Company's Form 10-K for the fiscal year ended December 31, 2013, and its Current Reports on Form 8-K filed with the Commission on March 28, 2014, and April 3, 2014, respectively, are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The information set forth in the following discussion should be read with the financial statements of Gameplan, Inc. included elsewhere herein.

Business Overview

For the last several years the Company attempted to bring to market through mergers or acquisitions comprehensive business plans described in the Company’s previous Annual Reports. After many years of focused efforts to do so, we were not able to gain traction for these plans. With our acquisition of VPartments, Inc., as disclosed in our Current Reports on Form 8-K filed with the Commission on March 28, 2014, and April 3, 2014, respectively, the game plan has now changed with our acquisition of VPartments.

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the completion of the GamePlan acquisition on April 2, 2014, which is subsequent to the end of the period covered by this Quarterly Report, the Company was a public shell and is current in all regulatory filings required of bulletin board companies. On August 1, 2011 the Company amended its articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 250,000,000 shares and the creation of a class of preferred stock, par value $0.001, with 50,000,000 authorized. The preferred stock will have the designations, rights, and preferences as may be determined by the board of directors.

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

As of March 31, 2014, of the 250 million shares authorized there were 15,225,500 common shares outstanding with no appreciable market value. As of March 31, 2014, the Company was indebted to its controlling shareholders in the amount of $1,448,789.  Following the closing of the VPartments acquisition on April 2, 2014, there were 165,750,000 shares of the Company issued and outstanding.

OPERATING RESULTS - OVERVIEW

For the three months ended March 31, 2014 we incurred a net loss of $80,625, an increase of $26,798 from $53,826 for the three months ended March 31, 2013.  The basic loss per share for the current and prior year three months ended March 31 was $(0.01) and $(0.01), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the three months ended March 31, 2014 and 2013 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the three months ended March 31, 2014 and 2013.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2014 increased by $24,352 to $53,018 as compared to $28,666 for the three months ended March 31, 2013. These operating expenses were incurred for general business purposes including accounting, legal, and consulting fees incurred in relation to our filings with the Commission. Compensation expenses were $-0- for the current quarter. There are no new stock based compensation expenses incurred for our officers and directors in lieu of cash compensation.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended March 31, 2014 increased $2,447 to $27,607 as compared to $25,160 for the prior year three month period.

LIQUIDITY

As of March 31, 2014, the Company did not have any assets. The Company had total liabilities of $1,494,307, of which $1,448,789 is owed to two shareholders.

Plan of Operation

As stated in NOTE 7 – SUBSEQUENT EVENT, The new plan of the Company is to pursue operations in the business of online socialization through its wholly-owned subsidiary VPartments, a social commerce platform that will endeavor to derive its revenue from several streams within its social community.  As our website and mobile application ramp up membership numbers, we expect that a number of brands will want to make a meaningful connection with those members.  Brands will generally be charged monthly rates for advertising in our 3D virtual community; with methods ranging from commercials (placed between video content pieces on the video screens within the 3D space), to sponsorships (such as a travel-related brands having their logo & tag line attached to the travel log pop-up within the 3D space), and on to product placements (for a variety of consumer brands to place 3D representations of their products throughout the virtual space – i.e. furnishings, appliances, consumables, etc.).

We will require an as-yet-undetermined amount of additional capital in order to accelerate VPartments’ growth.  We expect such capital to be obtained through debt and/or equity financings, but do not currently have any commitments in this regard.  Apart from such cash requirements, the Company will continue to incur expenses relating to maintenance of the Company in good standing, filing required reports with the Commission and other regulatory agencies. The Company believes that such additional maintenance expenses will be advanced by management or principal stockholders as loans to the Company. However, there can be no assurance that the management or stockholders will continue to advance operating funds to the Company.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months period ended March 31, 2014.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Robert G. Berry; Jon T. Jenkins - Promissory Notes

On. January 1, 2014 the Company executed a promissory note in the principal amount of $1,006,440. The note is payable to Robert G. Berry, bears interest at the rate of 8% per annum and is payable on demand. If no demand is made, the entire principal amount and accrued interest on the note will be due and payable on March 1, 2015. As of March 31, 2014 the Company owes Robert G. Berry $1,026,294. On January 1, 2014 the Company also executed in favor of Jon T. Jenkins a promissory note in the principal amount of $393,012. This note also bears interest at 8% per annum, is payable on demand, and is due and payable on March 1, 2015, if demand is not made before that date. As of March 31, 2014 the Company owes Jon T. Jenkins $422,495. Each of these notes memorializes amounts that Messrs. Berry and Jenkins have advanced on the Company’s behalf for the past several years.

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

GAMEPLAN, INC.

Date: May 15, 2014	/s/ Robert G. Berry
Robert G. Berry,
President, Chief Financial Officer and Director