Form 10-Q
period 2014-06-30
GAMEPLAN INC
filed 2014-08-13
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:

000-27435

GAMEPLAN, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6140 Plumas Street, Suite 200, Reno, Nevada	89519
(Address of principal executive offices)	(Zip Code)

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

☐ Yes  ☒ No

As of August 11, 2014, the number of shares of Common Stock, $.001 par value, outstanding was 165,750,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAMEPLAN, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$351	$–
Accounts receivable – related party	9,500	–
Total Current Assets	9,851	–

TOTAL ASSETS	$9,851	$–

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$–	$1,730
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,541,475	1,399,452
Total Current Liabilities	1,553,975	1,413,682

Long-Term Liabilities
Payable to Shareholders	–	–
Total Long-Term Liabilities	–	–

Total Liabilities	1,553,975	1,413,682

Stockholders' Deficit
Preferred Stock – $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	–	–
Common Stock – $0.001 par value; 250,000,000 shares authorized; 165,750,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	165,750	15,225
Additional paid-in capital	731,561	1,206,291
Accumulated deficit during the development stage	(2,441,435)	(2,635,198)
Total Stockholders' Deficit	(1,544,124)	(1,413,682)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$9,851	$–

See accompanying notes to condensed financial statements.

GAMEPLAN, INC.

(A Development Stage Company)

Condensed Statements of Operations

For the three and six month periods ended June 30, 2014 and 2013 and for the period from inception through June 30, 2014

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Inception Through
	06/30/2014	06/30/2013	06/30/2014	06/30/2013	06/30/2014
Revenues:
Consulting Fees	$–	$–	$–	$–	$768,042
Commissions	–	–	–	–	137,034
Book Sales	–	–	–	–	40
Other Income	–	–	–	–	27,168
Total Revenue	–	–	–	–	932,284
Expenses
General and Administrative	20,342	1,970	73,360	6,700	2,333,272
Stock-based compensation	2,300,497	23,936	2,300,497	47,872	2,779,223
Program & Development	1,304	–	1,304	–	1,304
Total Expenses	2,322,143	25,906	2,375,161	54,572	5,113,799

Operating Loss	(2,322,143)	(25,906)	(2,375,161)	(54,572)	(4,181,515)

Interest income	–	–	–	–	16,064
Interest expense	(28,897)	(26,027)	(56,504)	(51,187)	(1,270,771)
Gain/(loss) on asset sales	–	–	–	–	(29,477)
Total Other Income/(Expense)	(28,897)	(26,027)	(56,504)	(51,187)	(1,284,184)
Net Loss before taxes	(2,351,040)	(51,933)	(2,431,665)	(105,759)	(5,465,699)
Income Taxes	–	–	–	–	1,164
Net Loss before extraordinary item	(2,351,040)	(51,933)	(2,431,665)	(105,759)	(5,466,863)
Extraordinary item:
"Lost Opportunity" settlement	–	–	–	–	400,000
Net Income From Extraordinary Items	–	–	–	–	400,000

Net Loss	$(2,351,040)	$(51,933)	$(2,431,665)	$(105,759)	$(5,066,863)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.07)	$(0.45)
Weighted Average Number of shares outstanding – Basic and Diluted	165,750,000	1,522,500	165,750,000	1,522,500	11,356,336

See accompanying notes to condensed financial statements.

GAMEPLAN, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the six month periods ended June 30, 2014 and 2013

and for the period from inception through June 30, 2014

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Inception Through
	06/30/2014	06/30/2013	06/30/2014
Cash Flow Used for Operating Activities:
Net Loss	$(2,431,664)	$(105,759)	$(5,066,863)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	–	–	174,645
Bad Debt Expense	–	–	911
Notes issued in exchange for interest expense	–	–	59,588
Notes issued in exchange for accrued interest	–	–	49,589
Stock issued for expenses	–	–	3,000
Stock-based compensation	2,300,497	47,872	2,779,223
Loss on disposal of assets	–	–	29,477
Changes in operating liabilities:
Increase in accounts receivable	9,500	–	9,500
Increase/(Decrease) in accounts payable	(1,730)	(997)	–
Increase/(Decrease) in accrued director fees	–	–	12,500
Increase/(Decrease) in accrued expenses	56,503	51,187	919,679
Net Cash Flows Used for Operating Activities	(66,895)	(7,697)	(1,028,751)

Cash Flows used for Investing Activities:
Capital expenditures	–	–	(520,761)
Proceeds from disposal of property	–	–	316,641
Net Cash Flows Used for Investing Activities	–	–	(204,120)

Shareholder loan proceeds	67,246	7,697	1,724,449
Loan Principal Payments	–	–	(531,018)
Proceeds from Issuance of Common Stock	–	–	39,791
Net Cash Flows From Financing Activities	67,246	7,697	1,233,222

Net Increase / (Decrease) in cash	351		351

Beginning Cash Balance	–	–	–
Ending Cash Balance	$351	$–	$351

Supplemental Disclosures:
Cash Paid for Taxes	$–	$–	$–
Cash Paid for Interest	$–	$–	$–

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended June 30, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, shareholders loaned an additional $75,700 to the Company to pay operating expenses. These loans bear interest at 8% per annum. The payable to shareholders accrued an $56,503 in interest for the six months ended June 30, 2014. These loans are due on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015 with no penalty for prepayment.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of June 30, 2014.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans to pursue the business plan of its wholly-owned subsidiary Vpartments, Inc. as discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – STOCK OPTIONS

Incentive Stock Option Plan

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

Options

On April 1, 2014, the Company granted options to purchase 6,000,000 shares of its unregistered and restricted common stock to its President and CEO, Robert G. Berry, at an exercise price of $0.20 per share. The options vested upon the date of the grant and are exercisable for a period of five years from the Closing date of the Plan. The fair value of the options on the date of grant, using the Black-Scholes model, is $2,300,497. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 1.74%, (2) expected term of 2.5 years, (3) expected volatility of 284.9%, and (4) zero expected dividends.

During the six months ended June 30, 2014, the Company recognized stock option based compensation expense of $2,300,497. The remaining amount of unamortized stock options expense at June 30, 2014 was -0-.

The intrinsic value of outstanding and exercisable options at June 30, 2014 was $1,425,000, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2013 was $-0-, respectively.

Option activity during the six months ended June 30, 2014 was:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	1,500,000	$0.20	1.79
Granted	6,000,000	0.20
Exercised	–
Forfeited and canceled	–

Outstanding at June 30, 2014	7,500,000	$0.20	4.06

Exercisable at June 30, 2014	7,500,000	$0.20	4.06

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

NOTE 7 – MERGER EVENT

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

Summary of Company history

The Company (Qsip # 36465 c 10 5, Tax I.D. # 870493596, publicly traded under the symbol GPLA.OB) was incorporated in Utah on August 26, 1981 under the name Sunbeam Solar, Inc. On April 27, 1984, common stock was sold publicly. During the latter part of 1991, Robert G. Berry purchased ninety percent (90%) of the Company’s stock. On December 23, 1991 the Company merged with GamePlan, Inc., a Nevada public corporation. From 1992 to 1995 GamePlan actively sought gaming opportunities both in Indian and non-Indian venues and had gaming consulting contracts with the Menominee Tribe in Wisconsin and the San Carlos Apache Tribe in Arizona. From 1996 until the completion of the GamePlan acquisition on April 2, 2014, the Company was a public shell and is current in all regulatory filings required of bulletin board companies. On August 1, 2011 the Company amended its articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 250,000,000 shares and the creation of a class of preferred stock, par value $0.001, with 50,000,000 authorized. The preferred stock will have the designations, rights, and preferences as may be determined by the board of directors.

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

As of June 30, 2014, following the closing of the VPartments acquisition on April 2, 2014, of the 250 million shares authorized there were 165,750,000 common shares outstanding with no appreciable market value. As of June 30, 2014, the Company was indebted to its controlling shareholders in the amount of $1,541,475.

OPERATING RESULTS - OVERVIEW

For the three months ended June 30, 2014 we incurred a net loss of $50,543, a decrease of $1,390 from $51,933 for the three months ended June 30, 2013.  For the 6 months ended June 30, 2014 we incurred a net loss of $131,167, and increase of $25,408 from $105,759 for the six months ended June 30, 2013. The basic loss per share for the current and prior year six months ended June 30 was $(7.91) and $(0.07), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the six months ended June 30, 2014 and 2013 were $0.

OPERATING RESULTS COST OF SALES

There were no sales and consequently no costs were incurred for the six months ended June 30, 2014 and 2013.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2014 decreased by $4,260 to $21,646 as compared to $25,906 for the three months ended June 30, 2013. These operating expenses were incurred for general business purposes including accounting, legal, and consulting fees incurred in relation to our filings with the Commission. Compensation expenses were $-0- for the current quarter and $23,936 for the quarter ending June 30, 2013. There are no new stock based compensation expenses incurred for our officers and directors in lieu of cash compensation.

Operating expenses for the six months ended June 30, 2014 increased by $20,096 to $74,664 as compared to $54,572 for the six months ended June 30, 2013. Compensation expenses were $-0- for the 6 months end June 30, 2014 and $47,872 for the six month end June 30, 2013

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended June 30, 2014 increased $2,870 to $28,897 as compared to $26,027 for the prior year three month period.

Interest expense for the six months ended June 30, 2014 increased $5,316 to $56,503 as compared to $51,187 for the prior year six month period for loans due to shareholders.

LIQUIDITY

As of June 30, 2014, the Company had assets of $9,851 of which $351 was cash in the bank and $9,500 a loan receivable to Mark Andersen . The Company had total liabilities of $1,553,975, of which $1,541,475 is owed to three shareholders.

Plan of Operation

As stated in NOTE 7 – MERGER EVENT, The new plan of the Company is to pursue operations in the business of online socialization through its wholly-owned subsidiary VPartments, a social commerce platform that will endeavor to derive its revenue from several streams within its social community.  As our website and mobile application ramp up membership numbers, we expect that a number of brands will want to make a meaningful connection with those members.  Brands will generally be charged monthly rates for advertising in our 3D virtual community; with methods ranging from commercials (placed between video content pieces on the video screens within the 3D space), to sponsorships (such as a travel-related brands having their logo & tag line attached to the travel log pop-up within the 3D space), and on to product placements (for a variety of consumer brands to place 3D representations of their products throughout the virtual space – i.e. furnishings, appliances, consumables, etc.).

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal action.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months period ended June 30, 2014.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Item 5. Other Information

Robert G. Berry; Jon T. Jenkins - Promissory Notes

On. January 1, 2014 the Company executed a promissory note in the principal amount of $1,006,440. The note is payable to Robert G. Berry, bears interest at the rate of 8% per annum and is payable on demand. If no demand is made, the entire principal amount and accrued interest on the note will be due and payable on March 1, 2015. As of June 30, 2014 the Company owes Robert G. Berry $1,046,763. On January 1, 2014 the Company also executed in favor of Jon T. Jenkins a promissory note in the principal amount of $393,012. This note also bears interest at 8% per annum, is payable on demand, and is due and payable on March 1, 2015, if demand is not made before that date. As of June 30, 2014 the Company owes Jon T. Jenkins $410,923. Each of these notes memorializes amounts that Messrs. Berry and Jenkins have advanced on the Company’s behalf for the past several years. In addition the Company executed a promissory note on July 1, 2014 payable to Robert G. Berry in the principal amount of $40,854. for merger expenses. The note bears interest at 8% per annum and is payable on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015. A second promissory note for merger expenses was executed by the Company in favor of Jon T. Jenkins in the principal amount of $40,920. on July 1, 2014. The note bears interest at 8% per annum and is payable on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015.

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

GAMEPLAN, INC.

Date:	August 13, 2014	/s/ Robert G. Berry
Robert G. Berry President, Chief Financial Officer and Director

