Form 10-Q
period 2014-09-30
GAMEPLAN INC
filed 2014-11-12
CIK 1095146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

☐ Yes  ☒ No

As of November 11, 2014, the number of shares of Common Stock, $.001 par value, outstanding was 165,750,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GAMEPLAN, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$304	$–
Accounts receivable – related party	9,500	–
Other current assets	1,250	–
Total Current Assets	11,054	–

TOTAL ASSETS	$11,054	$–

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$1,000	$1,730
Accrued Director compensation	12,500	12,500
Payable to Shareholders	1,575,429	1,399,452
Total Current Liabilities	1,588,929	1,413,682

Long-Term Liabilities
Payable to Shareholders	–	–
Total Long-Term Liabilities	–	–

Total Liabilities	1,588,929	1,413,682

Stockholders' Deficit
Preferred Stock – $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	–	–
Common Stock – $0.001 par value; 250,000,000 shares authorized; 165,750,000 and 15,225,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	165,750	15,225
Additional paid-in capital	3,357,188	1,206,291
Accumulated deficit during the development stage	(5,100,813)	(2,635,198)
Total Stockholders' Deficit	(1,577,875)	(1,413,682)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$11,054	$–

See accompanying notes to condensed financial statements.

GAMEPLAN, INC.

(A Development Stage Company)

Condensed Statements of Operations

For the three and nine month periods ended September 30, 2014 and 2013 and for the period from inception through September 30, 2014

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Inception Through
	09/30/2014	09/30/2013	09/30/2014	09/30/2013	09/30/2014
Revenues:
Consulting Fees	$570	$–	$570	$–	$768,612
Commissions	–	–	–	–	137,034
Book Sales	–	–	–	–	40
Other Income	–	–	–	–	27,168
Total Revenue	570	–	570	–	932,854
Expenses
General and Administrative	5,127	7,974	79,792	14,674	2,338,399
Stock-based compensation	–	23,937	2,300,497	71,809	2,779,223
Program & Development	–	–	–	–	1,304
Total Expenses	5,127	31,911	2,380,289	86,483	5,118,926

Operating Loss	(4,557)	(31,911)	(2,379,719)	(86,483)	(4,186,072)

Interest income	–	–	–	–	16,064
Interest expense	(29,393)	(26,907)	(85,896)	(78,094)	(1,300,164)
Gain/(loss) on asset sales	–	–	–	–	(29,477)
Total Other Income/(Expense)	(29,393)	(26,907)	(85,896)	(78,094)	(1,313,577)
Net Loss before taxes	(33,950)	(58,818)	(2,465,615)	(164,577)	(5,499,649)
Income Taxes	–	–	–	–	1,164
Net Loss before extraordinary item	(33,950)	(58,818)	(2,465,615)	(164,577)	(5,500,813)
Extraordinary item:
"Lost Opportunity" settlement	–	–	–	–	400,000
Net Income From Extraordinary Items	–	–	–	–	400,000

Net Loss	$(33,950)	$(58,818)	$(2,465,615)	$(164,577)	$(5,100,813)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.04)	$(0.02)	$(0.11)	$(0.45)
Weighted Average Number of shares outstanding – Basic and Diluted	165,750,000	1,522,500	115,023,626	1,522,500	11,356,336

See accompanying notes to condensed financial statements.

GAMEPLAN, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the nine month periods ended September 30, 2014 and 2013 and for the period from inception through September 30, 2014

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	Inception Through
	09/30/2014	09/30/2013	09/30/2014
Cash Flow Used for Operating Activities:
Net Loss	$(2,465,615)	$(164,577)	$(5,100,813)
Adjustments to Reconcile net loss to net cash used for operating activities:
Depreciation	–	–	174,645
Bad Debt Expense	–	–	911
Notes issued in exchange for interest expense	–	–	59,588
Notes issued in exchange for accrued interest	–	–	49,589
Stock issued for expenses	–	–	3,000
Stock-based compensation	2,300,497	71,809	2,779,223
Loss on disposal of assets	–	–	29,477
Changes in operating liabilities:
(Increase)/decrease in accounts receivable	(9,500)	–	(9,500)
(Increase)/decrease in prepaid expenses	(1,250)		(1,250)
Increase/(Decrease) in accounts payable	(730)	(1,967)	1,000
Increase/(Decrease) in accrued director fees	–	–	12,500
Increase/(Decrease) in accrued expenses	85,896	78,094	949,072
Net Cash Flows Used for Operating Activities	(90,702)	(16,641)	(1,052,558)

Cash Flows used for Investing Activities:
Capital expenditures	–	–	(520,761)
Proceeds from disposal of property	–	–	316,641
Net Cash Flows Used for Investing Activities	–	–	(204,120)

Cash Flows from Financing Activities:
Shareholder loan proceeds	91,006	16,641	1,748,209
Loan Principal Payments	–	–	(531,018)
Proceeds from Issuance of Common Stock	–	–	39,791
Net Cash Flows From Financing Activities	91,006	16,641	1,256,982

Net Increase / (Decrease) in cash	304		304

Beginning Cash Balance	–	–	–
Ending Cash Balance	$304	$–	$304

Supplemental Disclosures:
Cash Paid for Taxes	$–	$–	$–
Cash Paid for Interest	$–	$–	$–

See accompanying notes to condensed financial statements

GAMEPLAN, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These interim financial statements include all adjustments consisting of normal recurring entries, which in the opinion of management, are necessary to present a fair statement of the results for the period.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended September 30, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, shareholders loaned an additional $91,006 to the Company to pay operating expenses. These loans bear interest at 8% per annum. The payable to shareholders accrued $85,896 in interest for the nine months ended September 30, 2014. These loans are due on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015 with no penalty for prepayment.

NOTE 3 – GOING CONCERN

The Company has incurred losses from inception, has a net working capital deficiency, and has no operating revenue source as of September 30, 2014.  Financing the Company’s activities to date has primarily been the result of borrowing from a shareholder and others.  The Company’s ability to achieve a level of profitable operations and/or obtain additional financing may impact the Company’s ability to continue as it is presently organized.  Management plans to pursue the business plan of its wholly-owned subsidiary Vpartments, Inc. as discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the nine months ended September 30, 2014, the Company recognized stock option based compensation expense of $2,300,497. The remaining amount of unamortized stock options expense at September 30, 2014 was -0-.

The intrinsic value of outstanding and exercisable options at September 30, 2014 and December 31, 2013 was $-0-, respectively.

Option activity during the nine months ended September 30, 2014 was:

	Number of Shares	Weighted Average Exercise Prices		Weighted Average Remaining Contract Term (# years)
Outstanding at January 1, 2014	1,500,000		$0.20	1.79
Granted	6,000,000		$0.20
Exercised	–
Forfeited and canceled	–	$

Outstanding at September 30, 2014	7,500,000		$0.20	3.81
Exercisable at September 30, 2014	7,500,000		$0.20	3.81

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

NOTE 8 – SUBSEQUENT EVENT

On October 16, 2014 500,000 fully vested stock options expired.  These options had an exercise price of $0.20 per share and a term of three years.

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

As of September 30, 2014, following the closing of the VPartments acquisition on April 2, 2014, of the 250 million shares authorized there were 165,750,000 common shares outstanding with no appreciable market value. As of September 30, 2014, the Company was indebted to its controlling shareholders in the amount of $1,575,429.

OPERATING RESULTS - OVERVIEW

For the three months ended September 30, 2014 we incurred a net loss of $33,950, a decrease of $24,868 from $58,818 for the three months ended September 30, 2013.  The decrease in general operating expenses was primarily due to a decrease in professional service fees.

For the nine months ended September 30, 2014 we incurred a net loss of $2,465,615, an increase of 2,301,038 from $164,577 for the nine months ended September 30, 2013. The increase was primarily due to stock compensation expense related to the options granted as discussed in Note 5 above.

The basic loss per share for the nine months ended September 30, 2014 and 2013 was $(0.02), and $(0.11), respectively.

Details of changes in revenues and expenses can be found below.

OPERATING RESULTS REVENUES

Revenues for the nine months ended September 30, 2014 and 2013 were $570 and $-0-, respectively.

OPERATING RESULTS COST OF SALES

There were no costs were incurred for the nine months ended September 30, 2014 and 2013, respectively.

OPERATING RESULTS OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2014 decreased by $26,784 to $5,127 as compared to $31,911 for the three months ended September 30, 2013. General and administrative expenses decreased by $2,847 to $5,127 as compared to $7,974 for the three months ended September 30, 2013. General and administrative expenses were incurred for general business purposes including accounting, legal, and consulting fees incurred in relation to our filings with the Commission. Compensation expenses were $-0- for the three months ended September 30, 2014 and $23,937 for the three months ended September 30, 2013. There were no new stock based compensation expenses incurred for our officers and directors in lieu of cash compensation for the three months ended September 30, 2014.

Operating expenses for the nine months ended September 30, 2014 increased by $2,293,806 to $2,380,289 as compared to $86,483 for the nine months ended September 30, 2013. General and administrative expenses increased by $65,118 to $79,792 as compared to $14,674 for the nine months ended September 30, 2013. General and administrative expenses were incurred for general business purposes including accounting, legal, and consulting fees incurred in relation to our filings with the Commission. Compensation expenses were $2,300,497 for the nine months ended September 30, 2014 and $71,809 for the nine months ended September 30, 2013.

OPERATING RESULTS INTEREST EXPENSES

Interest expense for the three months ended September 30, 2014 increased $2,570 to $29,393 as compared to $26,907 for the three month period ended September 30, 2013.

Interest expense for the nine months ended September 30, 2014 increased $7,802 to $85,896 as compared to $78,094 for the prior year nine month period for loans due to shareholders.

LIQUIDITY

As of September 30, 2014, the Company had assets of $11,054 of which $304 was cash in the bank, $1,250 was a prepaid expense and $9,500 a loan receivable to Mark Andersen. The Company had total liabilities of $1,587,929, of which $1,541,475 is owed to three shareholders.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued or sold any unregistered securities during the three months period ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Item 5. Other Information

Robert G. Berry; Jon T. Jenkins - Promissory Notes

On. January 1, 2014 the Company executed a promissory note in the principal amount of $1,006,440. The note is payable to Robert G. Berry, bears interest at the rate of 8% per annum and is payable on demand. If no demand is made, the entire principal amount and accrued interest on the note will be due and payable on March 1, 2015. As of September 30, 2014 the Company owes Robert G. Berry $1,071,221. On January 1, 2014 the Company also executed in favor of Jon T. Jenkins a promissory note in the principal amount of $393,012. This note also bears interest at 8% per annum, is payable on demand, and is due and payable on March 1, 2015, if demand is not made before that date. As of September 30, 2014 the Company owes Jon T. Jenkins $419,208. Each of these notes memorializes amounts that Messrs. Berry and Jenkins have advanced on the Company’s behalf for the past several years. In addition the Company executed a promissory note on July 1, 2014 payable to Robert G. Berry in the principal amount of $40,854. for merger expenses. The note bears interest at 8% per annum and is payable on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015. A second promissory note for merger expenses was executed by the Company in favor of Jon T. Jenkins in the principal amount of $40,920 on July 1, 2014. The note bears interest at 8% per annum and is payable on demand. If no demand then the entire unpaid balance and accrued interest is due and payable on or before March 1, 2015.

Item 6. Exhibits

Exhibit Number	Name of Exhibit

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

•

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMEPLAN, INC.

Date: November 12, 2014	/s/ Robert G. Berry
Robert G. Berry,
President, Chief Financial Officer and Director