Form 10-Q
period 2025-03-31
Athena Bitcoin Global
filed 2025-06-02
CIK 1095146

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-262629

Athena Bitcoin Global

(Exact name of registrant as specified in its charter)

Nevada	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 SE 3rd Avenue, Suite 2740 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(312) 690-4466

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 2, 2025, 4,095,009,545 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

GLOSSARY OF BITCOIN AND CRYPTO TERMS

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

•	Address: An alphanumeric reference to where crypto assets can be sent or stored.

•	Bitcoin (BTC): The first system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto. Bitcoin, while having several of the primary attributes of money, is not considered a currency or money in the jurisdictions that the Company operates, with the exception of El Salvador where it is considered legal tender.

•	Bitcoin ATM: A kiosk that can be used by a Customer to buy or sell bitcoin or other crypto assets in exchange for Cash.

•	Bitcoin Cash (BCH): A fork of Bitcoin that seeks to add more transaction capacity to the network in order to be useful for everyday transactions. BCH is based on the original Bitcoin blockchain with some distinct differences. A major one is an increased maximum block size of 32MB, compared to just 1MB on Bitcoin. Increased block size allows BCH to process transactions faster than Bitcoin, with lower fees and an increased per-second transaction capacity.

•	Block: A grouping of Transactions validated by Miners and disseminated by the Network to servers that maintain the records in a blockchain. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new block.

•	Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the Network and follows a consensus protocol for confirming new Blocks to be added to the blockchain.

•	Cash: The physical specie or banknotes of a sovereign country including the U.S. Dollar and other countries that issue Fiat Currency in paper formats.

•	Chivo: CHIVO, Sociedad Anonima de Capital Variable, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador (GOES), is the official Bitcoin service provider of the Government of El Salvador. Chivo’s platform is used to support the use of Bitcoin as legal tender in the country. The platform facilitates the exchange of Bitcoin and U.S. Dollar between users and their counterparties. The Chivo brand, which is the exclusive property of CHIVO, Sociedad Anonima de Capital Variable, is used across multiple products and services including a mobile wallet (Chivo wallet), integrated ATM (Chivo ATMs) and point-of-sale (“POS”) terminals.

•	Cold storage: The storage of private keys in any fashion that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or paper records.

•	Confirmation: A Bitcoin or similar transaction is considered confirmed when it is included in a new Block in the Blockchain. Each time another Block is appended to the chain, the Transaction is confirmed again.

•	Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.

•	Cryptocurrency: Bitcoin and alternative coins, or ‘altcoins’. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.

•	Customer: A retail user of our Bitcoin ATMs or client of one of our other services.

•	Customer Buying: When a Customer acquires Bitcoin or another crypto asset in exchange for Cash or a Wire Transfer. In these transactions, the Company is selling Bitcoin or the crypto asset and acquiring Fiat Currency.

•	Customer Selling: When a Customer acquires Fiat Currency, via either Cash or a Wire Transfer from the Company, in exchange for Bitcoin or another crypto asset. In these transactions, the Company is acquiring Bitcoin or another crypto asset in exchange for Fiat Currency.

•	Crypto Asset or Digital Asset: Bitcoin and alternative digital forms of money, or ‘altcoins,’ launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications. The term “altcoins” is inclusive of Ethereum, Litecoin, Tether and Bitcoin Cash.

•	Ethereum (ETH): A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.

•	Fiat Currency: The currency issued by a sovereign government or bloc including the U.S. Dollar, Argentine Peso, or Euro.

•	Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.

•	Hot Wallet: A wallet that is connected to the internet, enabling it to broadcast transactions.

•	Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.

•	Mining: The process by which new blocks are created, and thus new transactions are added to the blockchain.

•	Network: The collection of all Miners and Nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.

•	Node: A server that maintains a record of the blockchain and can communicate with other Nodes on the Network to propagate new Transactions. Nodes can also maintain wallets and safeguard Private Keys.

•	Protocol: A type of algorithm or software that governs how a blockchain operates.

•	Public key or private key: Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.

•	Stable Coin: A Token issued for the purpose of maintaining a constant value relative to a Fiat Currency, most commonly the U.S. Dollar. Examples include Tether, USDC, Dai, BinanceUSD or GUSD. Many of these operate as un-regulated money market fund equivalents. Stable coins are a popular method to transfer funds between exchanges without taking price risk.

•	Tether (USDt): A blockchain-based cryptocurrency whose tokens in circulation are backed by an equivalent amount of U.S. dollars, making it a stable coin with a price pegged to U.S.Dollar $1.00.

•	Token: A unit of a crypto asset or other instrument secured by and recorded on a blockchain. Tokens could include the primary units of a blockchain as in Ethereum or Bitcoin, or be a separate construct whose ownership is recorded using such a blockchain as in an ERC-20 Token, whose ownership might convey any number of properties.

•	Transaction: The transfer of Bitcoin or a crypto asset from one Address to one or more Addresses. The Transaction is validated by Nodes and Miners according to the Protocol and specifically must be signed using the private key of the sending Address to be included in a block, whereby it becomes Confirmed.

•	Wallet: A place to store public and private keys for crypto assets. Wallets are typically software, hardware, or paper-based.

•	Wire Transfer: A permanent inter-bank transfer on a national or international settlement system including the Fedwire system in the United States or the SWIFT international system but excluding non-permanent systems like ACH (Automated Clearing House, a computer-based network that allows financial institutions to electronically process transactions).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the federal securities laws, regarding future events and the future results of Athena Bitcoin Global (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

All forward-looking statements reflect our current views as of the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Factors that might cause or contribute to such differences include, but are not limited to, statements about:

•	our future financial performance, including our expectations regarding our revenue, operating expenses, and our ability to achieve and maintain future profitability;
•	our business plan and our ability to effectively manage our growth;
•	anticipated trends, growth rates, and challenges in our business, the crypto economy, and in the markets in which we operate;
•	market acceptance of our products and services;
•	beliefs and objectives for future operations;
•	our ability to further penetrate our existing customer base and maintain and expand our customer base;
•	our ability to develop new products and services and grow our business in response to changing technologies, customer demand, and competitive pressures;
•	our expectations concerning relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to continue to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	future acquisitions of or investments in complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	economic and industry trends, projected growth, or trend analysis;
•	trends in revenues, cost of revenues, and gross profit;
•	trends in operating expenses, including technology and development expenses, sales and marketing expenses, and general and administrative expenses, and expectations regarding these expenses as a percentage of revenue;
•	increased expenses associated with being a public company;
•	other risks and uncertainties, including those described under Risk Factors, herein; and
•	other statements regarding our future operations, financial condition, and prospects and business strategies.

All forward-looking statements and projections attributable to us or persons acting on our behalf apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any written or oral forward-looking statements made by us or on our behalf, including any of the projections presented herein, to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of shares)

	March 31,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets
Current assets:
Cash and cash equivalents, net	$18,269	$17,506
Restricted cash held for customers	1,470	122
Crypto assets held, net	1,612	1,241
Accounts receivable, net	1,528	1,339
Prepaid expenses and other current assets	1,247	2,702
Total current assets	24,126	22,910

Property and equipment, net	15,391	16,245
Software development, net	4,925	5,239
Right of use assets – operating leases	31,287	33,613
Other noncurrent assets	50	26
Total assets	$75,779	$78,033

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,584	$11,133
Accounts payable, related-party	1,299	818
Liability for cash held for customers	1,470	122
Operating lease liabilities, current portion	9,731	9,627
Income tax payable	18	–
Equipment notes payable, current portion	2,822	3,084
Short-term debt	162	256
Convertible debt, related-party	3,000	–
Other current liabilities	330	376
Total current liabilities	$27,416	$25,416

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Balance Sheets, Continued

(in thousands, except number of shares)

	March 31,	December 31,
	2025 (Unaudited)	2024 (Audited)
Long-term liabilities:
Operating lease liabilities, net of current portion	$21,556	$23,986
Equipment notes payable, net of current portion	2,161	3,344
Deferred tax liabilities, net	645	914
Convertible debt, related-party	–	3,000
Total long-term liabilities	24,362	31,244
Total liabilities	51,778	56,660

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000,000 shares authorized; No shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	–	–
Common stock, $0.001 par value 10,000,000,000 shares authorized; 4,095,009,545 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	4,095	4,095
Additional paid in capital	11,982	11,982
Accumulated income	8,161	5,537
Accumulated other comprehensive loss	(237)	(241)
Total stockholders’ equity	24,001	21,373
Total liabilities and stockholders’ equity	$75,779	$78,033

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except number of shares)

	For the three months ended
	March 31, 2025	March 31, 2024
Revenues	$72,629	$81,413
Cost of revenues	64,498	68,090
Gross profit	8,131	13,323

Operating expenses:
Technology and development	458	198
General and administrative	3,054	2,398
Sales and marketing	491	449
Other operating (income) expense	(282)	221
Total operating expenses	3,721	3,266

Income from operations	4,410	10,057

Interest expense	282	1,151
Fees on virtual vault services	454	545
Other expense	26	98
Income before income taxes	3,648	8,263
Income tax expense	1,024	2,217
Net income	$2,624	$6,046
Basic earnings per share	$0.00064	$0.00152
Diluted earnings per share	$0.00060	$0.00137
Weighted average shares outstanding - Basic	4,094,952,285	3,975,320,084
Weighted average shares outstanding - Diluted	4,464,385,615	4,464,906,982

Comprehensive income
Net income	$2,624	$6,046
Foreign currency translation adjustment, net of tax	4	(11)
Comprehensive income	$2,628	$6,035

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the three months ended
	March 31, 2025	March 31, 2024
Operating activities
Net income	$2,624	$6,046

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,001	905
Unrealized loss of crypto assets held	46	–
Impairment of crypto assets held	–	126
Realized loss on crypto assets, net	11	33
Bitcoin payments for expenses	64	2,211
Deferred income tax	(269)	135

Changes in operating assets and liabilities:
Crypto assets held	(1,571)	(3,000)
Accounts receivable	(189)	(140)
Prepaid expenses and other assets	1,430	(220)
Liability for cash held for customers	1,348	4
Accounts payable and other liabilities	(1,297)	1,178
Net cash provided by operating activities	4,198	7,278

Investing activities
Purchases of property and equipment	(552)	(1,510)
Net cash used in investing activities	(552)	(1,510)

Financing activities
Proceeds from debt	–	170
Repayment of debt	(94)	(3,884)
Payments in reduction of equipment notes payable	(1,445)	–
Net cash used in financing activities	(1,539)	(3,714)

Effect of exchange rate changed on cash and cash equivalents	4	(11)
Net increase in cash and cash equivalents	2,111	2,043
Cash, cash equivalents and restricted cash, beginning of period	17,628	18,361
Cash, cash equivalents and restricted cash, end of period	$19,739	$20,404

See accompanying notes to unaudited condensed consolidated financial statements.

 Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(in thousands)

	For the three months ended
	March 31, 2025	March 31, 2024

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$18,269	$20,144
Restricted cash held for customers	1,470	260
Total cash, cash equivalents and restricted cash	$19,739	$20,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$74
Cash paid for taxes	$–	$34
Leased assets obtained in exchange for operating lease liabilities	$269	$135

Supplemental schedule of non-cash investing and financing activities
Property and equipment purchased in accounts payable	$97	$–
Software development purchased in accounts payable	$5	$–
Imputed interest on property and equipment financed with equipment notes payable	$218	$–
Bitcoin used to buy property and equipment	$178	$–
Bitcoin and Tether used for other payments	$901	$185

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock		Additional Paid-in	Accumulated Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balance, December 31, 2023	4,094,459,545	$4,094	$11,926	(4,747)	(255)	$11,018
Net income	–	–	–	6,046	–	6,046
Foreign currency translation adjustment	–	–	–	–	(11)	(11)
Balance, March 31, 2024	4,094,459,545	$4,094	$11,926	1,299	(266)	$17,053

Balance, December 31, 2024	4,095,009,545	$4,095	$11,982	$5,537	(241)	$21,373
Net income	–	–	–	2,624	–	2,624
Foreign currency translation adjustment	–	–	–	–	4	4
Balance, March 31, 2025	4,095,009,545	$4,095	$11,982	$8,161	(237)	$24,001

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and March 31, 2024

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Athena Bitcoin Global, a Nevada corporation, and its wholly-owned subsidiary, Athena Bitcoin, Inc., a Delaware corporation (together referred to as “Athena Global” or the “Company”) is a provider of various crypto asset transaction platforms, including the operation of automated teller machines (“ATMs”) and personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets, white-label operations and payment services. The Company’s network of Athena Bitcoin ATMs (“Athena ATMs”) is active in thirty-five states and the territory of Puerto Rico in the United States, and 4 countries in Central and South America as of March 31, 2025. The Company places its machines in convenience stores, shopping centers, and other easily accessible locations.

Athena Bitcoin Global was incorporated in the state of Nevada in 1991 under the name “GamePlan, Inc.” for the sole purpose of merging with Sunbeam Solar, Inc., a Utah corporation, which merger occurred as of December 31, 1991. The Articles of Merger were filed in the state of Nevada pursuant to which the Company was the surviving entity following the merger.

On January 14, 2020, GamePlan, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), with Athena Bitcoin, Inc., a Delaware corporation (“Athena”) founded in 2015, and certain shareholders of Athena. The Exchange Agreement provided for the reorganization of Athena, with and into GamePlan, Inc., resulting in Athena becoming a wholly-owned subsidiary of GamePlan, Inc., upon the closing of the transaction. The agreement was for the exchange of 100% of the outstanding common stock of Athena, for 3,593,644,680 shares of GamePlan, Inc.’s common stock (an exchange rate of 1,244.69 shares of GamePlan, Inc. common stock for each share of Athena common stock). The closing of the transaction occurred as of January 30, 2020.

As the result of this transaction, the former shareholders of Athena acquired the majority (88%) of the voting rights of the Company and Athena had control of the Company’s board of directors. Also, the senior management of Athena became the management of the combined entity. Therefore, the Company determined that the Share Exchange Agreement was a reverse acquisition as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55-12, and Athena is considered the accounting acquirer pursuant to FASB ASC 805-40-45-2. Accordingly, the historical financial statements prior to the Share Exchange Agreement are those of Athena, except that the historical equity of the Company has been retroactively restated to reflect the number of shares received in the business combination at the exchange rate of 1,244.69 shares of the Company’s common stock for each share of Athena common stock. All share and per share information included in these condensed consolidated financial statements have been adjusted to reflect the 1,244.69 to 1 share conversion.

Effective April 15, 2021, the Company changed its name to Athena Bitcoin Global from GamePlan, Inc.

Athena Bitcoin Global has 10,000,000,000 shares of common stock authorized and 4,095,009,545 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Athena Bitcoin Global, Athena Bitcoin, Inc. and its wholly-owned subsidiaries, Athena Bitcoin S. de C.V., incorporated in Mexico; Athena Holdings Colombia SAS, incorporated in Colombia; Athena Holding Company S.R.L, incorporated in Argentina; Athena Holdings of PR LLC, incorporated in Puerto Rico; Athena Holdings El Salvador, S.A. de C.V., incorporated in El Salvador; and Athena Business Holdings Panama S.A. incorporated in Panama. All significant intercompany account balances and transactions have been eliminated in consolidation.

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the condensed consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, present value of lease liabilities and right-of-use assets, contingencies, valuation of crypto assets held, valuation of current and deferred income taxes and impairment assessment for long-lived assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

The Company derives its recurring revenues primarily from three sources: (i) sale of crypto assets at Bitcoin ATMs (both Athena ATMs and White-label ATMs such as those in El Salvador), (ii) customized investor trading services for the sale or purchase of crypto assets through the Company’s Athena Plus desk (referred to as “over-the-counter” or “OTC”), and (iii) Athena Pay which is a payment processor application (“app”); that allows retailers to create QR codes with the specific amount to be charged to customers in Bitcoin. The Company also generates revenue from ancillary items, such as sale of intellectual property and maintenance of software.

Under FASB ASC 606, Revenue from Contracts with Customers, (“FASB ASC 606”) the Company recognizes revenue at the point of sale or over time of the service period for these products or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. Pursuant to FASB ASC 606, the Company recognizes revenue by applying the following steps:

•	Identification of the contract, or contracts, with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenue when the performance obligations identified under the terms of contracts with its customers are satisfied.

Judgment is required in determining whether we are the principal or the agent in transactions between customers. We evaluate the presentation of revenue on a gross or net basis based primarily on inventory risk (are we at risk for potential fluctuations of the crypto asset price) and whether we control the crypto asset provided before it is transferred to the customer or whether we act as an agent by arranging for others to provide the crypto asset to the customer. The Company determined it acts as the principal in each of its revenue streams. The Company enters into contracts that may include multiple performance obligations. The Company identifies the promises in the contract and assigns them to their appropriate performance obligation. These performance obligations may be part of a different revenue source and are listed separately below.

Athena ATM & White-label Service

Athena ATM

The Company requires all users of Athena ATMs to agree to the ATM Terms of Service which stipulate the terms and conditions of the transaction. The user, by inserting sovereign currency (known as fiat) and confirming that they agree to the transaction, is agreeing to the contract that governs the transaction.

The Company has a single performance obligation to provide a specific quantity of a Bitcoin to the customer’s crypto wallet in exchange for fiat. The Company utilizes a mark-up for crypto assets sold to the customer. Athena ATMs permit customers to purchase as little as one US dollar of Bitcoin, and it records the gross cash received from the customer as the transaction price.

Revenue is recognized at the point in time when the Bitcoin is delivered to the customer’s crypto wallet. Delivery to the customer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the Bitcoin is purchased.

White-label Service

In this revenue stream, “client” refers to the entity contracting with the Company while “customer” refers to the person using the White-label ATM. The Company entered into multiple contracts that govern the white-label service for ATMs located in El Salvador and in the United States. The contracts permit the clients to terminate the contract at any point or to adjust the number of ATMs that are in use without a substantive penalty.

The Company operates White-label ATMs on behalf of the clients and the installation of the ATMs is performed by a third-party which is chosen by the White-label ATM client.

The operations, on behalf of the White-label client, include cash logistics services, and testing the ATMs. The Company charges a fixed fee each month for operating the ATMs.

The Company leases Company-owned ATMs to its clients. The Company elected the expedient in FASB ASC 842, Leases (“ASC 842”), which permits combining the lease and non-lease components together if the lease component has the same timing and pattern of transfer as the non-lease component and the lease component is an operating lease. Both of these conditions are met (for a more detailed discussion see Leases within NOTE 1, below).

The Company is considered the principal, as it controls any third-party good or service before it is transferred to the client.

For operating the White-label ATM, revenue is recognized straight line over the requisite service period.

Athena Plus (Over-The-Counter or OTC)

The Company requires all users of Athena Plus (a.k.a. “Over-The-Counter” or “OTC”) to agree to the Athena Plus Terms of Service. The Athena Plus Terms of Service stipulate the terms and conditions of the transaction. The user, by wiring fiat to the Company’s bank account, is agreeing to the contract that governs the transaction.

The Company provides a specific quantity of Bitcoin to the customer’s crypto wallet. The Company utilizes a mark-up for crypto assets sold to the customer. The minimum transaction is $10 thousand (or equivalent value of local currency). The Company records the gross cash received from the customer as the transaction price for the transaction.

Revenue is recognized at the point in time when the Bitcoin is delivered to the customer’s crypto wallet. Delivery to the customer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the Bitcoin is purchased.

Athena Pay

The Company requires all retailers who are using Athena Pay to execute the Athena Pay contract which stipulates the terms and conditions of the transactions. As a payment processor, the Company recognizes a processing fee of approximately 2.5% (average) of the transaction amount, when the transaction occurs (i.e., when the retailer generates the QR code with the specific amount to be charged to the customers in Bitcoin and the transaction is completed).

Revenue is recognized at the point in time when the Bitcoin is delivered to the retailer’s crypto wallet. Delivery to the retailer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the transaction is completed.

Cost of Revenues

Cost of revenues consists primarily of expenses related to the acquisition of Bitcoin; including the costs to purchase Bitcoin from users of the Company’s ATMs and from third-party exchanges which are assigned on a first-in, first-out basis, and cost of revenues includes the costs of operating the ATMs from which Bitcoin are sold (including the associated rent expense, related incentives, ATM cash losses, software licensing fees for the ATMs, depreciation, insurance, and utilities), crypto asset valuation changes and fees paid to service the ATMs and the transport of cash to the banks.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash maintained at various financial institutions, cash in transit, and cash in ATMs owned and leased by the Company.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has deposits in excess of the FDIC-insured limit. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk due to the financial position of the depository institutions, third-party crypto exchanges or investment vehicles in which those deposits are held. The Company has significant cash in ATMs, held on various third-party crypto exchanges and in transit with cash logistic providers. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. As of March 31, 2025 and December 31, 2024, the Company had cash in transit of $6.6 million and $5.5 million, respectively net of an allowance for cash lost in transit of $1.0 million and $1.2 million. The Company recognized $121 thousand of cash losses for cash in transit for the three months ended March 31, 2024, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2025, the Company recognized a reversal of these cash losses for $286 thousand, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income.

Restricted Cash Held for Customers

Restricted cash held for customers consists of money on hand received from customers of the White-label clients for replenishment of ATMs.

Accounts Receivable

Accounts receivables are unconditional, uncollateralized customer obligations and are stated at the amount the Company expects to collect. The carrying amount of accounts receivable is reduced by an allowance for credit losses. The Company’s allowance for credit losses represents the estimate of expected credit losses related to accounts receivable. To estimate the allowance for credit losses, the Company leverages information on historical losses, asset-specific risk characteristics, current conditions and reasonable and supportable forecast of future conditions. Account balances are written off against the allowance when the Company deems the amount is uncollectable.

The Company measures collectability of its accounts receivables using the current expected credit loss (“CECL”) method. The measurement of CECL applies to all financial assets measured at amortized cost, including receivables for revenue. The Company recognized no allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by FASB ASC 985-20-25 “Costs of Software to Be Sold, Leased, or Marketed”, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers.

Capitalized software consists of costs related to the design, coding, testing and documentation of software, as well as salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs that do not meet the capitalization criteria are expensed as incurred. The criteria for capitalization includes the completion of the preliminary project stage, demonstration of feasibility of the project and the ability to reliably estimate future economic benefits. Capitalized software is subject to periodic impairment tests to ensure that the carrying value of the asset is not overstated. If an impairment is identified, the carrying value of the capitalized software will be reduced to its recoverable amount. Software development is amortized over its estimated useful life of five years.

In accordance with FASB ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.	Significant underperformance compared to historical or projected future operating results;
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

There was no impairment for the three months ended March 31, 2025 and 2024, respectively.

Leases

The Company determines if an arrangement is a lease at inception. The Company determines if an arrangement is a lease, or contains a lease, primarily by determining if the arrangement conveys to the Company the right to control or use an identified asset. The Company classifies its arrangements for ATM retail spaces as operating leases. The Company has classified certain arrangements for ATMs as finance leases. The Company does not have any significant arrangements where it is the lessor.

The Company elected to separate lease and non-lease components for arrangements where the Company is a lessee. The Company determined the relative standalone price of the separate lease components and non-lease components by utilizing observable information to estimate the standalone price of each component. The Company allocated the consideration on a relative standalone price basis to the separate lease components and the non-lease components of the contract.

Leases with an initial lease term of 12 months or less are not recorded on the condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term.

Operating and finance lease right of use (“ROU”) assets and operating and finance lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The right of use assets is shown net of accumulated periodic amortization. The Company's leases do not contain material residual value guarantees or material restrictive covenants. For purposes of calculating lease obligations, the Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The discount rate used to measure the Company’s lease obligation is its incremental borrowing rate at lease commencement. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term while finance lease ROU assets are amortized on a straight-line basis and interest expense is recorded over the lease term based on the incremental borrowing rate and the amount of lease liability outstanding during each month.

The operating and finance lease assets also include any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

Concentration of Credit Risk

The Company’s revenues, other than White-label services discussed below (as well as in Revenue Recognition- Athena ATM & White-label Service-Athena ATM, above), are generated primarily from ATM sales to customers. As the Company collects all amounts from these customers and holds $0 in accounts receivable from its ATM or Athena Plus (Over-the-Counter) customers, there is no credit risk associated with customer concentration for these customers.

The Company has revenues from White-label services in El Salvador and ancillary sales to customers where it provides services on customary credit terms, typically Net 30 or Net 60. As of March 31, 2025 and December 31, 2024, one customer, Chivo, Sociedad Anónima de Capital Variable, represented substantially all of the Company’s total accounts receivable balance.

No single customer is responsible for over 10% of revenue for the three months ended March 31, 2025 and 2024, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Equipment is depreciated over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred.

Following are the estimated useful lives by type:

Description	Estimated Useful Life
Computer equipment	Three years
ATM equipment	Three years
Office equipment	Three to six years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 – Property, Plant and Equipment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Management has determined there was no impairment of long-lived assets for the three months ended March 31, 2025 and 2024, respectively.

Crypto Assets Held, Net

The Company’s crypto assets are Bitcoin and Tether (USDt) and they are considered indefinite-lived intangible assets under FASB ASC 350 – Intangibles—Goodwill (“ASC 350”) and are initially measured at cost and are not amortized. As intangible assets, Bitcoin and Tether held are initially recorded at cost. However, on December 13, 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires certain cryptocurrencies to be measured at fair value, with changes in fair value recorded in net income in each reporting period. Effective as of January 1, 2025, the Company adopted ASU 2023-08, which requires the Company to measure crypto assets held at fair value. The Company determines the fair value of its Bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on CoinMarketCap, which is a level 1 input in the fair value hierarchy.

The Company recognized an unrealized loss on crypto assets held of $46 thousand which is included in Cost of revenues in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025. No unrealized gain or loss is recognized for the three months ended March 31, 2024 as the ASU was not adopted until January 1, 2025.

For the three months ended March 31, 2024 (prior to the adoption of ASU 2023-08 described above), Bitcoin and Tether were initially recorded at cost and tested for impairment at the end of the month. The Company assigns cost to transactions on a first-in, first-out basis. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the Bitcoin and Tether at the time its fair value is being measured in its principal market. The Company continuously assessed Bitcoin and Tether for impairment. The Company determined that there was a decline in the quoted market price below the carrying cost of their Bitcoin and Tether and for the three months ended March 31, 2024, the Company had impairment charges related to Bitcoin held of $126 thousand which is included in Cost of revenues in the condensed consolidated statements of operations and comprehensive income. No impairment is recognized for the three months ended March 31, 2025 as the ASU was adopted on January 1, 2025.

The Company purchases Bitcoin, which is held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in Bitcoin prices. As of July 19, 2023, the Company only transacts in Bitcoin at its ATMs in exchange for cash, on a predetermined markup at the time of the transaction. However, there may be multiple days between the purchase of the Bitcoin and the sale of the Bitcoin. When Bitcoin is sold to customers, the Company relieves the adjusted cost basis of the crypto asset, net of impairments/unrealized gains and losses, on a first-in, first-out basis within cost of revenue. The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the condensed consolidated statements of cash flows.

Expenses Paid in Bitcoin

The Company enters into agreements with certain vendors and service providers that provide us with the option to settle their invoices in Bitcoin. The amount due is fixed and is denominated in USD. There are no payment terms that include conversion options, variable settlement features, or alternative settlement provisions contingent upon future events or market price fluctuations that could potentially give rise to embedded derivatives.

The Company considers the guidance in FASB ASC 350, FASB ASC 606, FASB ASC 610, and FASB ASC 845 when it evaluates the derecognition of its Bitcoin paid to vendors in lieu of cash payments. In these transactions, the Company has been invoiced by a vendor and given the option to pay in USD or Bitcoin. The amount of Bitcoin is determined by the market price in accordance with the guidance of FASB ASC 820. The Company records as an expense the USD value of the invoice and then considers the above references to determine the proper way to derecognize the indefinite-lived intangible assets used as payment.

The Company records invoices from vendors in USD and for vendors who elect to be paid in Bitcoin, the Company transfers Bitcoin at market value at the time of transfer in line with ASC 820, Fair Value Measurement. The Company then recognizes as a gain or loss, the difference between the current carrying value of the Bitcoin and its value at the time of transfer to cost of revenues in the condensed consolidated statements of operations and comprehensive income.

The Company had losses related to the derecognition of Bitcoin of $11 thousand and $33 thousand for the three months ended March 31, 2025 and 2024, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the local currency. For these foreign entities, the Company translates their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. The Company records these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in the Company’s condensed consolidated balance sheets. The Company has foreign currency translation gain (loss) adjustments of $4 thousand and ($11 thousand) during the three months ended March 31, 2025 and 2024, respectively.

The Company records exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).

The amount of taxes allocated to translation adjustments was immaterial for the three months ended March 31, 2025 and 2024.

Stock-Based Compensation Expense

Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stock granted in return for services rendered. The stock-based payment arrangements with employees were accounted for under FASB ASC 718, “Compensation - Stock Compensation”.

The Company accounts for stock-based compensation for all stock-based awards made to employees and directors, including employee stock options and non-vested stock awards, based on the fair values on the dates they are granted. The Company records the fair value of awards expected to vest as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the options expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends. The expected volatility is based on the average historical volatility of certain comparable publicly-traded companies within the Company’s industry. The expected term assumptions are based on the simplified method, due to insufficient historical exercise data and the limited period of time that the Company’s equity securities have been available for issuance. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant. The Company does not expect to pay dividends on common stock in the foreseeable future; therefore, it estimated the dividend yield to be 0%.

For a more detailed discussion of stock-based compensation, see NOTE 10. STOCK-BASED COMPENSATION.

No stock-based compensation was recognized during the three months ended March 31, 2025 and 2024, respectively.

Warrants to Purchase Common Stock

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive income.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheets in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated statements of operations and comprehensive income.

The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive income. Accrued interest and penalties are included on the related tax liability line in the condensed consolidated balance sheets.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a global consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. While the Company does have revenue from multiple products and geographies, no measures of profitability by product or geography are available, so discrete financial information is not available for each such component. As such, the Company has determined that it operates as one operating segment and one reportable segment.

Earnings per share

Basic earnings per share are calculated by dividing net income by the number of weighted average common shares outstanding for the applicable period, excluding the shares exercised from the proceeds of the non-recourse loan. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average shares outstanding. Potentially dilutive shares, which are based on the weighted average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common stockholders when their effect is dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Basic net earnings per share:
Numerator
Net income (in thousands)	$2,624	$6,046
Denominator
Weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, basic	4,094,952,285	4,094,459,545
Less: Non-recourse loan shares	–	119,139,461
Adjusted weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, basic	4,094,952,285	3,975,320,084
Net earnings per share attributable to common stockholders, basic	$0.00064	$0.00152

Diluted net earnings per share:
Numerator
Net income, basic (in thousands)	$2,624	$6,046
Add: Interest expense on convertible debt (in thousands)	60	60
Net income, diluted (in thousands)	$2,684	$6,106
Denominator
Adjusted weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, basic	4,094,952,285	3,975,320,084
Non-recourse loan issuance	–	116,665,362
Weighted-average effect of potentially dilutive securities: convertible debt	250,000,000	250,000,000
Unexercised warrants	119,433,330	122,921,536
Weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, diluted	4,464,385,615	4,464,906,982
Net earnings per share attributable to common stockholders, diluted	$0.00060	$0.00137

There were no anti-dilutive securities for three months ended March 31, 2025 and 2024.

Recently Adopted and Issued Accounting Pronouncements

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective December 31, 2024. The adoption did not have a material impact on the condensed consolidated financial statements.

On December 13, 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Effective as of January 1, 2025, the Company adopted ASU 2023-08, which requires the Company to measure crypto assets held at fair value. Upon adoption, there is no material impact on the condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard will only impact the income tax disclosures and is not expected to be material to the condensed consolidated financial statements.

Fair Value Measurements

ASC 820, Fair Value Measurement, establishes a three-level valuation hierarchy for disclosure of fair value measurements. Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including the market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.
Level 2:	Observable inputs other than Level 1, including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.
Level 3:	Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single-dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of models, and periodic re-assessments of models to ensure that they are continuing to perform as designed. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed, and any material exposures are escalated through a management review process.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. To the extent that the valuation method is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised in determining fair value is greatest for the financial instruments categorized in Level 3.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

During the three months ended March 31, 2025 and 2024, there were no changes to the Company’s valuation techniques that had, or are expected to have, a material impact on its consolidated balance sheets or consolidated statements of operations and comprehensive income.

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

The carrying amounts for cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities, short-term debt, note payable related-party, convertible debt related-party and equipment notes payable approximate fair value.

Reclassifications

Certain reclassifications were made to the prior period amounts to conform to the current period presentation. This reclassification had no effect on the reported results of operations.

NOTE 2. REVENUE

The table below presents revenue of the Company disaggregated by revenue source for the three months ended (in thousands):

	March 31, 2025	March 31, 2024
Bitcoin ATMs (Athena and White-label)	$69,950	$79,893
Athena Plus (OTC)	2,421	1,495
Athena Pay, ancillary and other	258	25
	$72,629	$81,413

The Company recognized $69.5 million and $78.6 million of revenues related to Athena ATMs, and $0.5 million and $1.3 million in revenues related to operating the White-labeled ATMs for three months March 31, 2025 and 2024, respectively.

The table below presents revenues by geographic territories based on sales location for the three months ended (in thousands):

	March 31, 2025	March 31, 2024
Revenue
United States	$69,467	$78,784
El Salvador	3,091	2,532
Argentina, Colombia & Mexico	71	97
	$72,629	$81,413

Contracts with Chivo, Sociedad Anónima de Capital Variable of El Salvador

In the third quarter of 2021, the Company installed and began operating:

i.	200 white-labeled ATMs in El Salvador,
ii.	10 white-labeled ATMs at El Salvador consulates in the U.S.,
iii.	45 white-labeled ATMs in other U.S. locations, and
iv.	sold 950 point-of-sale (POS) terminals for local businesses in El Salvador to process transactions (under Athena Pay) in Bitcoin to the Ministerio de Hacienda (Department of Treasury) of El Salvador (“GOES”).

Additionally, the Company contracted to

i.	the sale of software,
ii.	develop a Bitcoin platform designed to support a GOES branded digital wallet, and
iii.	maintain the GOES digital wallet.

As of October 5, 2022, effective July 1, 2022 and expiring on July 30, 2024, the Company and Chivo, Sociedad Anónima de Capital Variable, a wholly-owned private company of the Government of El Salvador (“Chivo”), signed a Master Services Agreement (“MSA”) and a Service Level Agreement (“SLA”) which replaced the existing Master Services Agreement, Contracts and Athena Service Addendums 1 and 2 with the Department of Treasury of El Salvador.  The MSA and SLA include the same services, performance obligations, pricing and terms outlined in the original Master Services Agreement, Contracts and Addendums. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement secured by certain assets to reconcile reporting, and settle the balances owed between the parties. The settlement was completed as of April 2023 upon full satisfaction of all obligations thereunder. On December 20, 2024, a new three-year MSA and SLA with Chivo was signed effective December 1, 2024.

Effective June 30, 2024, a settlement agreement was entered into between Chivo and the Company whereby amounts owed to Chivo of $5.2 million for amounts retained by the Company were netted against fees that Chivo owed the Company of $4.4 million; the net of which amounts to a payable to Chivo of $782 thousand in addition to a receivable from Chivo of $798 thousand for other fees. As part of the settlement agreement, the receivables and payables between the Company and Chivo were written off in exchange for (i) a new three-year agreement with Athena Holdings El Salvador, S.A. de C.V. charging reduced rates going forward and (ii) Athena SV would make available to Chivo a credit facility of $600 thousand for Chivo’s use at any time. However, the conditions of the credit facility were:

a)	that the cash is the property of Athena SV,
b)	Chivo would need to deposit the amount of funds they needed in Athena SV’s bank account (resulting in a pre-funded credit facility) and Athena would release the funds to Chivo from the ATM pick-ups, and
c)	the credit facility has a monthly fee of 0.487% of the credit facility amount (i.e., $600 thousand).

Therefore, the funds owed to Chivo were $0 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, and December 31, 2024, the cash received as advances from GOES was $1.5 million and $7 thousand, respectively, presented as part of restricted cash held for customers on the condensed consolidated balance sheets. A corresponding liability to repay GOES for the advances is reflected within liability for cash held for customers on the condensed consolidated balance sheets.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2025, December 31, 2024, and 2023 (in thousands):

	March 31, 2025	December 31, 2024	December 31, 2023
White-label fee receivable	$1,512	$716	$601
Athena Plus (OTC)	–	600	–
Others	16	23	24
	$1,528	$1,339	$625

NOTE 4. CRYPTO ASSETS HELD, NET

The Company held the following crypto assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Qty (1)	Average Rate	Amount (in thousands)	Qty (1)	Average Rate	Amount (in thousands)
Bitcoin	17	$81,000	$1,372	11	$93,000	$1,051
Tether (USDt)	240	1	240	190	1	190
			$1,612			$1,241

The table below shows the roll-forward of quantity and costs of various crypto assets traded by the Company.

	Bitcoin		Tether (USDt)
Three months ended	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
January 1, 2024	9	$399	$22	$22
Purchases	1,210	63,549	887	887
Cost of sales	(1,158)	(60,946)	(522)	(522)
Impairment on crypto assets	–	(126)	–	–
Crypto assets used for expenses	(51)	(2,208)	(3)	(3)
Crypto assets used for other payments	(3)	(185)	–	–
March 31, 2024 (1)	7	483	384	384

	Bitcoin		Tether (USDt)
Three months ended	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
January 1, 2025	11	$1,051	190	$190
Purchases	588	55,858	143	143
Cost of sales	(570)	(54,348)	(93)	(93)
Unrealized loss on crypto assets	–	(46)	–	–
Crypto assets used for expenses	–	(64)	–	–
Crypto assets used for capital expenditure	(10)	(901)	–	–
Crypto assets used for other payments	(2)	(178)	–	–
March 31, 2025	17	$1,372	240	$240

(1)	Rounded off to the nearest whole number

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
ATM Equipment	$24,067	$23,271
Computer equipment	826	799
Office equipment	191	186
	25,084	24,256
Less accumulated depreciation	9,693	8,011
Total property and equipment	$15,391	$16,245

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.7 million and $0.8 million, respectively.

NOTE 6. SOFTWARE DEVELOPMENT, NET

During the second quarter of 2024, the Company entered into a Development Services Agreement with PSBC, LLC, a third-party Delaware corporation, for a software platform to use in connection with the operation of Bitcoin ATMs. The Company implemented and began to use the software platform in June 2024.

The Company’s capitalized software development cost was $5 thousand and $0 for the three months ended March 31, 2025 and 2024, respectively. There was no impairment for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for the three months ended March 31, 2025 and 2024, was $319 thousand and $43 thousand, respectively.

(in thousands)	March 31, 2025	December 31, 2024
Capitalized software	$6,332	$6,327
Less accumulated amortization	1,407	1,088
Total capitalized software	$4,925	$5,239

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are mostly composed of prepayment to the Company’s taxes, rent, insurance and security deposits. The components of prepaid expenses and other current assets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$615	$818
Prepaid taxes	631	1,865
Other	1	19
Total prepaid expenses and other current assets	$1,247	$2,702

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$3,244	$4,753
Accrued expenses	5,269	6,309
Interest payable	71	71
Total Accounts payable and accrued expenses	$8,584	$11,133

NOTE 9. NOTES PAYABLE

Equipment notes payable

On September 22, 2021, the Company entered into a borrowing arrangement with Banco Hipotecario secured against the Company’s assets in El Salvador. The promissory note provided for a principal amount of $1.5 million, with a final maturity date of 36 months after disbursal with equal monthly installment payments of $47 thousand and a moratorium of 2 months. Interest as defined in the loan arrangement is 7.5% per annum. As of March 31, 2025 and December 31, 2024, the outstanding principal was $0.

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by the Company from Taproot. The parties agreed that the total outstanding balance of $2.1 million would be paid by one inception payment of $1.2 million upon the execution of the agreement and followed by weekly payments of $20 thousand for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by the Company as a purchaser of the equipment. As of March 31, 2025 and December 31, 2024, the outstanding principal was $422 thousand and $643 thousand, respectively.

On October 30, 2024, the Company entered into an Equipment Financing Agreement with Taproot (the “Financing Agreement”) to purchase certain Bitcoin ATMs listed in the Financing Agreement. The Financing Agreement amends and supersedes previous equipment purchase agreements between the parties. Under the Financing Agreement, the Company will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Equipment Agreement. The downpayment was to be paid in 4 installments with the first payment due and paid by the Company as of October 31, 2024, and the last payment due by January 31, 2025; which last payment was made on January 27, 2025.

In addition, the Company agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of the total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the equipment units are located are subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of March 31, 2025 and December 31, 2024, the outstanding principal was $4.6 million and $5.8 million, respectively, representing the principal balance being paid as a percentage (0.8%) of revenues.

Long-term Debt Reconciliation (in thousands)	March 31, 2025	December 31, 2024
Taproot – Omnibus Equipment Refinancing Agreement	$422	$643
Taproot – Equipment Financing Agreement	4,561	5,785
Total Equipment notes payable	4,983	6,428
Less: Equipment notes payable, current portion	(2,822)	(3,084)
Equipment notes payable, net of current portion	$2,161	$3,344

Short-term debt

In December 2022 and December 2023, the Company entered into financing agreements with Capital Premium Financing, Inc. to pay the insurance premium on its commercial liability insurance. The annual interest rate was 20.53% and 17.65% per annum in 2023 and 2022, respectively, repayable in nine monthly installments beginning February 1 of the subsequent year. As of March 31, 2025 and December 31, 2024, the outstanding principal was $0.

On February 26, 2024, the Company entered into a financing agreement for $170 thousand with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 thousand with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of March 31, 2025 and December 31, 2024, the outstanding principal was $88 thousand and $140 thousand, respectively.

On December 19, 2024, the Company entered into financing agreements for $116 thousand with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of March 31, 2025 and December 31, 2024, the outstanding principal was $74 thousand and $116 thousand, respectively.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allowed the Company to borrow up to $4.0 million for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the condensed consolidated statements of operations and comprehensive income. In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario (see above), and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4.0 million (together with fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of March 31, 2025 and December 31, 2024, the outstanding principal was $0.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3.0 million, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of March 31, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3.0 million and $3.0 million, respectively.

Maturities on the Company’s notes payable are as follows (in thousands):

2025	$1,959
2026	6,186
Total payments on notes payable	$8,145

NOTE 10. STOCK-BASED COMPENSATION

Stock Option Plan

The Company’s Board of Directors and its majority shareholders approved the 2021 Equity Compensation Plan (the “2021 Plan”) effective as of October 15, 2021.

Non-recourse loans

In January 2020, the Company allowed its employees with vested stock options to exercise with the use of a non-recourse loan agreement for the issuance of 119,139,461 shares of common stock. These loan agreements originally had a maturity date of 48 months from the date of exercise, which was extended by one year in December 2023 to 60 months. An increase of $35 thousand to additional paid in capital was recorded as a result of this modification. The loans carry an interest rate of 1.69% per annum. The loans are required to be consistent with the accounting for stock options, with the exercise price of the stock option being the principal and interest due on the loan.

The fair value of the non-recourse loans as of the grant date (January 15, 2020) was determined using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the non-recourse loans:

Stock price	$0.03
Exercise price	$0.01
Expected life (years)	4.0
Expected volatility	78.3%
Annual dividend yield	0.0%
Discount rate	0.0%

The Company elected, in accordance with FASB ASC 718, to deduct the increase in the exercise price (interest) from the risk-free interest rate, resulting in no discount rate.

The original fair value of the awards was $3.2 million, which was expensed in 2020.

As of December 31, 2024, the Company cancelled these non-recourse loans in favor of the employees.

No shares of the Company’s common stock, options to purchase shares of the Company’s common stock or restricted stock units of the Company have been issued during the three months ended March 31, 2025 and 2024.

NOTE 11. WARRANTS

In 2017, Athena Bitcoin, Inc. issued warrants to purchase 202,350 shares of Athena Bitcoin, Inc.’s common stock for $14.0 million. The warrants provide for a right to purchase common stock in Athena Bitcoin, Inc., priced at $2.00 to $3.00 per share, at an average exercise price of $2.49 per share. The warrants were classified as equity. In January 2020, warrants to purchase 102,350 shares of Athena Bitcoin, Inc. common stock at an average exercise price of $2.00 per share were exercised.

The unexercised warrants to purchase 100,000 shares of Athena Bitcoin, Inc. common stock, at an exercise price of $3.00 per share, remain outstanding as of March 31, 2025 and December 31, 2024. The warrants will expire on May 30, 2025.

NOTE 12. RELATED PARTY TRANSACTIONS

Aside from the transactions discussed in NOTE 9. NOTES PAYABLE to these condensed consolidated financial statements, the Company continues to carry a payables balance to Red Leaf Opportunities Fund LP, an entity in which Eric Gravengaard, one of the Company’s principal shareholder, former director and former Chief Executive Officer, has a controlling interest in the General Partner, Red Leaf Advisors LLC, for previous purchases of crypto assets. The outstanding balance due to Red Leaf Opportunities Fund LP as of March 31, 2025 and December 31, 2024, was $407 thousand, and is recorded in accounts payable, related-party in the condensed consolidated balance sheets.

The Company incurred cash logistics services of $1.7 million and $966 thousand for the three months ended March 31, 2025 and 2024, respectively with Move On Security LLC. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Security, LLC of $619 thousand and $246 thousand as of March 31, 2025 and December 31, 2024, respectively.

On February 7, 2024, the Company entered into a service agreement with Move On Tech Service, LLC to provide ATM services for the Company’s ATM operations in various states. Move On Tech Service, LLC is responsible for ATM management, periodic ATM maintenance, installation, and deinstallation. The Company incurred $1.4 million and $624 thousand in services with Move On Tech Service, LLC for the three months ended March 31, 2025 and 2024, respectively. Included in the balance of accounts payable, related-party are the amounts due to Move On Tech Service, LLC of $273 thousand and $165 thousand as of March 31, 2025 and December 31, 2024, respectively.

NOTE 13. FEES ON VIRTUAL VAULT SERVICES

Virtual Vault is a term used in the Armored Car and Cash Transport industry to define a service provided by armored car services for assets considered property of the bank when the bank does not have a physical vault or location in a given state or location. The fees for virtual vault services included in the Company’s condensed consolidated statements of operations and comprehensive income are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Fees on Virtual Vault Services for the three months ending March 31, 2025 and 2024, were $454 thousand and $545 thousand, respectively.

NOTE 14. INCOME TAXES

The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2025 and 2024 was 28.07% and 26.83%, respectively. The ETR for the three months ended March 31, 2025 of 28.07% was higher than the U.S. statutory rate of 21.0% due to state income taxes, foreign income taxes, valuation allowance on foreign tax credits and deferred tax assets.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company, from time to time, might have claims against it incidental to the Company’s business including but not limited to tax demands and penalties. While the outcome of any of these matters cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the accompanying consolidated financial statements.

Employee Bonuses

As of March 31, 2025 and December 31, 2024, the Company has accrued $720 thousand and $2.1 million of bonuses to employees and management of the Company and were included in accounts payable and accrued expenses. The bonuses are based on the Company’s performance objectives that were achieved during the respective years. The bonuses, for the year ended December 31, 2024, were paid on March 14, 2025. Performance bonuses are based on management’s periodic review and the amounts are accrued monthly.

Legal Matters

On October 9, 2023, Arley Lozano-Jaramillo (“Lozano”), an individual, commenced proceedings against the Company by filing a complaint with the 11th Judicial Circuit Court for Miami-Dade County, Florida (the “Court”) which named the Company, as the defendant. Lozano, either individually or through the entities controlled by him (XPay, Vakano Industries) entered into certain non-binding letters of intent on July 13, 2021 and as of September 2021 (the second letter of intent was a draft and not signed by the parties) pursuant to which Lozano was a seller of certain assets and technology related to XPay Wallet, intellectual property regarding the AthenaPay POS System, XPay POS System and related technology (collectively, the “XPay Assets”) for the proposed purchase price of $3.0 million and 270,000,000 shares of common stock of the Company (valued at $0.10 per share). The acquisition of the XPay Assets was subject to the execution of a definitive acquisition agreement. No such agreement was finalized nor entered into by the parties. The Company made payments to Lozano for a total amount of approximately $1.6 million and Lozano transferred the ownership of XPay Assets to the Company. Lozano alleges breach of contract, promissory estoppel, unjust enrichment, fraud in the inducement and conversion. He asserts the claim for failure to compensate Lozano pursuant to the terms of the purchase price provided in the non-binding letter of intent (and the unsigned draft letter of intent), which includes the remaining amount of the purchase price ($1.4 million) and 270,000,000 shares of the Company’s common stock. Lozano did not offer any evidence of a signed and binding acquisition agreement. The claim also seeks an award for legal and other costs relating to the proceeding.

The Company disputes the allegations and continues to vigorously defend against them. Accordingly, the Company filed with the Court on February 9, 2024, a motion to dismiss Lozano’s complaint. The Court granted the Company’s motion in part and denied in part, dismissing two of the five causes of action. The Company proceeded to file its counter-complaint against Plaintiff who presented his answer on October 6, 2024. The range of potential loss related to the identified claim is between $0 and $1.4 million and the issuance of 270,000,000 shares of common stock valued at $16.2 million, as of March 31, 2025 (if the March 31, 2025 share price of $0.06 is assumed), representing the amount of damages that Lozano is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The Company does not believe that it is probable that a liability has been incurred as of March 31, 2025 and December 31, 2024 related to this lawsuit.

On June 21, 2024, Digital Access, LLC, a Michigan limited liability company (“Digital Access”), filed a complaint against Athena, and two additional codefendants before the US District Court for the Eastern District of Michigan. The complaint alleged tortious interference with business relationships and business expectancy, statutory and common law conversions, trespass to chattels and injunctive relief against it. The case was removed to the US District Court for the Northern District of Indiana. The amount claimed against the Company is not less than $750 thousand. Digital Access and on February 4, 2025 the Company reached a confidential agreement that has been completed in full at this time.

Effective June 30, 2024, a settlement agreement was entered into between Chivo and the Company whereby amounts owed to Chivo of $5.2 million for amounts retained by the Company were netted against fees that Chivo owed the Company of $4.4 million; the net of which amounts to a net payable to Chivo of $782 thousand. This payable of $782 thousand was forgiven by Chivo in exchange for (i) a new three-year agreement with Athena SV charging reduced rates going forward and (ii) Athena SV would make available to Chivo a credit facility of $600 thousand for Chivo’s use at any time. The conditions of the credit facility were:

a)	that the cash is the property of Athena SV,
b)	Chivo would need to deposit the amount of funds they needed in Athena SV’s bank account (resulting in a pre-funded credit facility) and Athena would release the funds to Chivo from the ATM pick-ups, and
c)	the credit facility had a monthly fee of 0.487% of the credit facility amount (i.e., $600 thousand).

On July 16, 2024, Athena filed a complaint against Genesis Coin, Inc., Bitcoin ATM, LLC, ATM OPS, Inc., Kiosk Distributors, Inc., Andrew C. Barnard, Douglas O. Carrillo, and Neil Hernandez, for damages for violation of a federal statute and other claims, filed at the US District Court for the Northern District of Illinois. On September 12, 2024, the parties reached a settlement agreement and release pursuant to which the complaint and other proceedings that were initiated at other forums, were dismissed and certain monetary and technological considerations were afforded between the parties.

On August 20, 2024, Keon Jackson (“Jackson”), an individual, commenced what was entitled as a “Class Action Complaint” against Athena, filed at the US District Court for the Northern District of Florida. The complaint alleges receipt of unwanted telemarketing text messages in contravention to federal and state statutes while seeking class certification status. An initial dispositive motion filed by the Company was denied by the court. In this case, Plaintiff alleges it happened to him a total of six (6) times after purportedly requesting messages to stop. The additional costs, if any, mentioned in the claim are not able to be estimated at this time.

On September 9, 2024, S.M. on behalf of herself and all others (“S.M.”), an individual, filed a complaint that includes class action allegations, against Athena, Genesis Coin, Inc., and two other defendants, filed at the Common Pleas Court at Cuyahoga County, Ohio. The complaint against the Company alleges negligence and violations to the Ohio Products Liability Act because of alleged elder financial scams involving cryptocurrency and the operation of kiosks. Plaintiff alleges the need for implementing effective and sufficient checks and procedures both at the kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what the Company already has in place. The claim by plaintiff against the Company is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable.

On January 21, 2025, Girma Yilma on behalf of himself and all others (“Yilma”), an individual, filed a complaint that includes class action allegations, against Athena, and two other retail establishments as defendants, filed at Colorado’s Arapahoe County District Court. The complaint against the Company alleges negligence and violations to various Colorado statutes such as its consumer protection act, civil theft, unjust enrichment, negligence and negligent design. As in the previous two cases filed by the same plaintiff’s law firm, it alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond to what the Company already has in place. The claim by plaintiff against the Company is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable.

On January 31, 2025, Zamareeh Odoms (“Odoms”), an individual, through counsel sent an extrajudicial claim for $500 thousand. The claim alleges lack of proper due diligence when recruiting or supervising an employee, agent or representative that caused damages to his person for alleged insults and verbal aggressions made while in the common areas of the office building. However, the individual involved that caused the alleged claims by Odoms is not an employee, agent or representative of the Company, the alleged actions were not within the scope of any duties for the Company and the Company had no control over his employment, actions, or behavior because there is no employment relationship. Therefore, the Company’s assessment of this case at this time is there is no liability of the Company.

On February 6, 2025, Diane Reynolds on behalf of herself and all others (“Reynolds”), an individual, filed a complaint that includes class action allegations, against Athena and another codefendant, filed at the Circuit County Court of Montgomery in Maryland. The complaint was served upon Athena on March 24, 2025. The complaint against Athena alleges violations to Maryland’s Safe Act, negligence, product liability because of defective design, and violation of the State’s Consumer Protection Act. Similar to the three (3) previous akin cases, (i.e., the cases above of S.M. filed on September 9, 2024 and Girma Yilma filed on January 21, 2025) but using a different law firm this time, Plaintiff alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond to what already Athena has in place. The claim by plaintiff against Athena is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief.

On February 26, 2025, the State of Iowa through its Attorney General (“Iowa”), filed separate complaints against Athena competitors Lux Vending, LLC, Bitcoin Depot Operating, LLC (both “Bitcoin Depot”), and GPD Holdings LLC d/b/a CoinFlip (“CoinFlip”) (all collectively, “Competitors”). Iowa alleges violations to the State’s Consumer Fraud Act by the Competitors. Also, Iowa further advises that they had subpoenaed fourteen (14) companies and that “[t]he investigation into crypto ATM companies is ongoing.” In the complaints against Competitors, it is requested by Iowa for civil penalties of up to $40 thousand per violation of the Consumer Fraud Act because of any misrepresentation, deception or unfair practices. Additionally, it demands the reimbursement of funds of the full transaction to defrauded victims, and a penalty of $5.0 million for each violation committed against an older individual. Although Athena believes that its operations can be clearly distinguished, Athena has received multiple requests for information from Iowa in matters substantially similar to those related in the complaints against Competitors. There is no money or invoices owed by the Company to the undersigned for this matter.

Operating Leases

The Company has entered into certain leases primarily for ATM retail spaces and ATM machines. Operating lease expense is recognized in continuing operations by amortizing the amount recorded as an asset on a straight-line basis over the lease term. The operating lease expense is presented consistently with cost of revenues in the condensed consolidated statements of operations and comprehensive income. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Balance sheet information related to operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Right-of-use assets – operating leases	$31,287	$33,613

Operating lease liabilities, current portion	9,731	9,627
Operating lease liabilities, net of current portion	21,556	23,986
Total operating lease liabilities	$31,287	$33,613

Other supplemental information related to operating leases was as follows:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)	3.30	2.74
Weighted-average discount rate	15%	15%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$4,029	$2,474

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

As of March 31, 2025, the Company's operating leases have remaining lease terms of up to 5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. Variable payments are not based on an index or rate and relate to common area maintenance or ATM relocation expenses. As of March 31, 2025, the operating leases that have been contracted for but have not yet commenced are immaterial.

The components of operating lease cost recognized in the condensed consolidated financial statements were as follows (in thousands):

	March 31, 2025	March 31, 2024
Operating lease cost	$4,029	$2,474
Short term lease cost	3	98
Variable lease cost	711	114
Total lease cost	$4,743	$2,686

The reconciliation of future lessee lease payments under noncancelable operating leases in which the Company has a lease liability, reflected in the Company’s condensed consolidated balance sheets as of March 31, 2025 is presented in the table below (in thousands):

Operating Leases
2025	$10,236
2026	11,619
2027	9,782
2028	5,850
2029	1,525
hereafter	215
Total lease payments	$39,227
Less: Imputed interest	(7,940)
Present value of lease liabilities	$31,287

Finance Leases

On November 2, 2023, the Company entered into a finance lease with Taproot, in which the Company agreed to lease certain Bitcoin ATMs over a three-year term, with the expectation that the Company will take title of the Bitcoin ATMs prior to the end of the term. As a result of the anticipated transfer of ownership, this meets the definition of a Finance Lease under ASC 842.

Financing lease expense is comprised of both interest expense, which will be recognized using the effective interest method, and amortization of the right-of-use assets. These finance lease expenses are presented consistently with other interest expense and amortization or depreciation of similar assets. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Other supplemental information related to finance leases was as follows:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)	–	0.50
Weighted-average discount rate	–	15%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$–	$–
Financing cash flows from finance leases	$–	$–

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

The components of finance lease cost recognized in the condensed consolidated financial statements were as follows (in thousands):

	March 31, 2025	March 31, 2024
Amortization of right-of-use-assets	$–	$87
Interest on lease liabilities	–	41
Total finance lease expense	$–	$128

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit, however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of March 31, 2025 and December 31, 2024, was $675 thousand and $4.7 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

During the second quarter of 2024, the Company entered into a Development Services Agreement with PSBC, LLC, a third-party Delaware corporation, for a software platform to use in connection with the operation of Bitcoin ATMs. The Company implemented and began to use the software platform in June 2024.

On May 14, 2025, the Company entered into a Second Amendment to the Development Services Agreement with PSBC, LLC, pursuant to which PSBC, LLC agreed to provide support services through November 14, 2025, and we agreed to pay PSBC, LLC, $50 thousand per month beginning on May 14, 2025, and each month thereafter through November 14, 2025.

On May 30, 2025, Rachael Gnadinger, Madeline McCausland, and Joanne Nebus-Horning, on behalf of themselves and others similarly situated (“Gnadinger”), filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Middlesex County. The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Gnadinger alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Gnadinger against Athena is for an undetermined amount of compensation (which cannot exceed $5,000,000 under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. Athena anticipates it will be seeking the removal of this case to US District Court for the District of New Jersey.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion is based upon our unaudited condensed consolidated financial statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31st of the particular year.

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Final Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 16, 2025.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”. Please see the section entitled “Glossary of Bitcoin and Crypto Terms” for a list of abbreviations and definitions commonly used in the crypto industry which are used throughout this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and have not commissioned any such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, is also based on our good faith estimates.

See also “Cautionary Note Regarding Forward-Looking Statements”, above, which includes information on forward-looking statements used herein and other matters which are applicable to this Report, including, but not limited to this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Athena”, “Athena Bitcoin” “ABIT” and “Athena Bitcoin Global” refer specifically to Athena Bitcoin Global and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

“Securities Act” refers to the Securities Act of 1933, as amended.

Additional Information

Since our initial Form S-1 Registration Statement was declared Effective on May 14, 2025, we have been subject to the reporting requirements of Section 15(d) of the Securities Act and file annual, quarterly, and current reports, and other information with the SEC, starting with the filing of this Report. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Company”—“Investors”— “Financials”—“SEC Filings” page of our website at www.athenabitcoin.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.athenabitcoin.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Going Concern and Management Liquidity Plans

As of March 31, 2025, we had an accumulated income of $8,161,000 and a working capital deficit of $3,290,000, and for the quarter ended March 31, 2025, net income of $2,624,000 and cash provided by operating activities of $4,198,000. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is self-funded and generates sufficient cash to fund its global operations through its operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additionally, wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, but subject to Nasdaq rules and regulations (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Consolidated Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Pronouncements. A description of any recently issued accounting pronouncements which are material to the Company.

Business Overview and Recent Events

This MD&A and the related unaudited condensed consolidated financial statements for the quarters ended March 31, 2025 and 2024, primarily cover the operations of Athena, which is an active participant in the operation of Bitcoin ATMs in the United States and Latin America. More broadly we operate in the market of retail sales of crypto assets, where we facilitate small purchases of Bitcoin. There are multiple avenues that retail consumers, individuals purchasing small amounts from one dollar to a few thousand dollars’ worth, can purchase or dispose of crypto assets. We have several products in our platform that include:

●	Athena Bitcoin ATMs;
●	Athena Plus;
●	White-label Service; and
●	Ancillary.

Athena Bitcoin ATMs

The Company is focused on developing, owning and operating a global network of Athena Bitcoin ATMs, which are free standing kiosks that permit customers to either buy or sell Bitcoin (two-way ATMs) in exchange for fiat currencies or to just have the ability to buy Bitcoin (one-way ATMs) in exchange for fiat currencies. The Company also offers personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets. Through July 19, 2023, the Company transacted in various crypto assets including Bitcoin, Litecoin, Ethereum, Bitcoin Cash and Tether; however, since July 19, 2023, the Company has focused its Athena Bitcoin ATMs exclusively on Bitcoin. The Company places its ATMs in convenience stores, shopping centers, and other easily accessible locations. Our network presently includes ATMs in thirty-four U.S. states, the territory of Puerto Rico and 4 countries in Central and South America. We seek to expand our network in the U.S. and globally, and to further develop Athena Bitcoin as a trusted and preferred brand for parties seeking to exchange fiat currency for Bitcoin.

Customers can purchase as little as $1 of Bitcoin but normally choose between $100 and $1,000 using Athena Bitcoin ATMs. The typical ATM that the Company operates is about 5-feet tall and features a large touchscreen for customer interaction. The customer typically needs to have a wallet application on their smart phone to buy or sell Bitcoin on our ATM. To initiate the transaction, the customer will follow the steps prompted on the screen. When a customer is buying Bitcoin, the machine will require the customer to insert paper Fiat Currency since our ATMs do not accept debit or credit cards. When the transaction is complete, a receipt will print showing exactly how many crypto assets have been bought and the receiving address. The Company’s ATMs do not contain the crypto asset’s private key. The Company sells Bitcoin from cloud-based wallets in each country, enabling real-time supply of crypto assets to its customers.

The Company buys most of its crypto assets through automated purchases on crypto exchanges and with digital assets trading firms based on algorithms the Company has developed for balancing its holdings with anticipated demand. The Company is also active in the over-the-counter dealer market and has bilateral relationships with several large crypto asset trading desks. We replenish our supply of Bitcoin, multiple times daily as needed, and hold Bitcoin in our wallet to sell to users of our ATMs. On average, we sell our holdings of Bitcoin within 2 days of purchase, and we previously sold our holdings of Ethereum, Litecoin and Bitcoin Cash holdings within 7 to 10 days of purchase. At this time, we only transact in Bitcoin at our machines. We strive to keep holding periods short to reduce the effect of changes in Bitcoin/U.S. Dollar exchange rates on our business and to maximize our working capital. We do not invest or have long term holdings of Bitcoin, Ethereum, Litecoin or Bitcoin Cash BCH.

We charge a fee per crypto asset available through our Athena Bitcoin ATM, equal to the prevailing price at U.S.- based exchanges plus a markup that typically ranges between 13% and 22%. The prices shown to customers on our Bitcoin ATM are inclusive of this price spread and are calculated by multiplying the prevailing price level of crypto asset by one plus the markup. The markup varies by location. It is determined by a proprietary method that is maintained as a trade secret. Our revenues associated with our ATM transactions are recognized at the time when the crypto asset is delivered to the customer’s wallet.

Athena Plus

Our Athena Plus service allows us to assist crypto asset buyers and sellers who wish to use their bank accounts. Through Athena Plus, we also generate revenue by selling Bitcoin directly to institutional traders, individuals and organizations. These transactions are typically done through the phone for amounts that exceed $10,000. The Company utilizes Bitcoin on hand and additional purchases, if necessary, to provide Bitcoin for the transaction. We charge a fee per Bitcoin available, equal to the prevailing price at U.S.- based exchanges plus a markup.

White-label Service

The Company began working with the Government of El Salvador in June 2021 to support the implementation of its new Bitcoin Law, which went into effect in September 2021 and made Bitcoin legal tender in El Salvador. To assist the Government of El Salvador with adoption of Bitcoin as legal tender, the Company provided the white-label service discussed below, as well as certain ancillary services which went into effect in September 2021 and made Bitcoin legal tender in El Salvador. These ancillary services were provided to Chivo, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador. However, six articles of the Bitcoin Law were modified and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," though it remains "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on mandatory Bitcoin usage; rather, they cater to organic consumer demand. Even under the new voluntary directive, Bitcoin remains legal tender, and we believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement, and this service is unaffected by whether Bitcoin use is voluntary or mandatory.

The government is also stepping back from its involvement in Chivo Wallet, the state-backed digital wallet, by either transferring it to private sector management or terminating the program, as part of the country’s agreement with the International Monetary Fund. We believe this development may open opportunities for private companies (including the Company) to fill any service gaps left by the government’s reduced role. We have assessed the legislative changes and the Chivo transition, and do not foresee a negative impact on our business, in part because our existing ATM operations and customer base in El Salvador are expected to continue without disruption. There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

This white-label service is comprised of installing and operating a fixed number of ATMs for Chivo. Our services provide Company owned ATMs to Chivo, which we operate on their behalf. These ATMs are located in El Salvador and in their consulates and other locations in the United States. In the U.S., the Company operated a total of 45 ATMS in service for Chivo and 3,065 Athena Bitcoin branded machines as of March 31, 2025. Our responsibilities to operate the ATMs include ensuring that the ATMs have sufficient cash, performing repairs and maintenance, loading and unloading cash, setting up the network connections, and software upgrades, as necessary. We charge a separate monthly fixed fee to operate the ATMs. We also charge a separate fixed fee for installation of the ATM as determined by an applicable contract. The fixed fees provided in the contract are not the same for each ATM and depend on the location of the ATM. The Company does not sell crypto assets to the users of the machine, as the crypto assets are the property of the Government of El Salvador. The Company developed the Chivo Ecosystem and Chivo Website, which acts as El Salvador’s Bitcoin ecosystem (i.e., Bitcoin digital wallet and platform). The development of the Chivo Ecosystem and Website was completed in 2021. The Company continued to provide support services to Chivo during fiscal year 2022 to assist with the Chivo Ecosystem, as necessary. Since the initial installation of the agreed upon ATMs, the Company only provides on-going support services for these ATMs. The Company has not installed any new white-label ATMs in fiscal years 2022, 2023, or 2024, or during 2025 to date. The Company provided no services related to the Chivo ecosystem in fiscal years 2023 or 2024, or during 2025 to date.

Ancillary

The Company engages in ancillary services to customers as part of its mission to bring the new digital financial system to the world. This includes the sale of point-of-sale terminals (“POS Terminals”) and developing crypto ecosystems. In 2021, the Company agreed to develop and support the Chivo Ecosystem for the El Salvadoran government. The Chivo Ecosystem acts as the interface to El Salvador’s Bitcoin Digital Wallet and Website for El Salvador and its users. The Company’s contract to develop the Chivo Ecosystem ended December 31, 2021. The Company continued to provide support services to the El Salvadoran government during fiscal year 2022 to assist with the Chivo Ecosystem, as necessary. The Company provided no services related to POS terminals and/or developing crypto ecosystems to Chivo in the three months ended March 31, 2025 or the fiscal year 2024.

Recent Events

During the second quarter of 2024, the Company entered into a Development Services Agreement with PSBC, LLC, a third-party Delaware corporation, for a software platform to use in connection with the operation of Bitcoin ATMs. The Company implemented and began to use the software platform in June 2024.

On May 14, 2025, the Company entered into a Second Amendment to the Development Services Agreement with PSBC, LLC, pursuant to which PSBC, LLC agreed to provide support services through November 14, 2025, and we agreed to pay PSBC, LLC, $50 thousand per month beginning on May 14, 2025, and each month thereafter through November 14, 2025.

Significant Financial Statement Components

Condensed Consolidated Balance Sheets

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash maintained at various financial institutions, cash in transit, and cash in ATMs owned and leased by the Company.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has deposits in excess of the FDIC-insured limit. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk due to the financial position of the depository institutions, third-party crypto exchanges or investment vehicles in which those deposits are held. The Company has significant cash in ATMs, held on various third-party crypto exchanges and in transit with cash logistic providers. Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

Crypto assets held

The Company’s crypto assets are Bitcoin and Tether (USDt) and they are considered indefinite-lived intangible assets and are initially measured at cost and are not amortized. As intangible assets, Bitcoin and Tether held are initially recorded at cost. However, effective as of January 1, 2025, the Company began measuring crypto assets held at fair value. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on CoinMarketCap.

The Company purchases Bitcoin, which is held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in Bitcoin prices. As of July 19, 2023, the Company only transacts in Bitcoin at its ATMs in exchange for cash, on a predetermined markup at the time of the transaction. However, there may be multiple days between the purchase of the Bitcoin and the sale of the Bitcoin. When Bitcoin is sold to customers, the Company relieves the adjusted cost basis of the crypto asset, net of impairments/unrealized gains and losses, on a first-in, first-out basis within cost of revenue.

Property and equipment

Property and equipment is mostly composed of ATM equipment which are depreciated over a three year period.

Condensed Consolidated Statements of Operations and Comprehensive Income

Cost of revenues

Cost of revenues consists primarily of expenses related to the acquisition of Bitcoin; including the costs to purchase Bitcoin from users of the Company’s ATMs and from third-party exchanges which are assigned on a first-in, first-out basis, and cost of revenues includes the costs of operating the ATMs from which Bitcoin are sold (including the associated rent expense, related incentives, ATM cash losses, software licensing fees for the ATMs, depreciation, insurance, and utilities), crypto asset valuation changes and fees paid to service the ATMs and the transport of cash to the banks.

Technology and development

Technology and Development consist primarily of staff salaries and other staff-related costs plus server costs.

It is expected that the technology and development expenses will increase over the next several years to support our expanding activities and the commercialization of other products and services. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure and the need for additional servers.

General and administrative

General and administrative expenses consist primarily of staff salaries and other staff-related costs (for everyone at Athena except for the technology & development team and the marketing team), personnel in executive, commercial, finance, accounting, legal, and investor relations.

Other significant general and administrative costs include costs relating to facilities and overhead costs, legal fees relating to corporate matters, litigation, SEC filings, insurance, investor relations costs, fees for accounting and consulting services, and other general and administrative costs. General and administrative costs are expensed as incurred, and we accrue amounts for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from our service providers and adjusting our accruals as actual costs become known.

It is expected that the general and administrative expenses will increase over the next several years to support our expanding activities, potential commercialization of other product and service candidates and the increased costs of operating as a public company. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company, as well as expenses related to services associated with maintaining compliance with SEC requirements, insurance and investor relations costs.

Sales and marketing

Sales and marketing consist principally of the marketing staff and marketing management salaries and other staff-related costs.

Other significant sales and marketing expenses include costs relating to the website and trade shows.

It is expected that the sales and marketing expenses will increase over the next several years to support our expanding activities, and potential commercialization of other products and services. These increases are expected to include increased costs related to the hiring of additional personnel and increased participation in trade shows.

Fees on virtual vault services

Virtual Vault is a service provided by armored car services for assets considered property of the bank when the bank does not have a physical vault or location in a given state or location. The fees for virtual vault services are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Consolidated Results of Operations

The majority of the numbers presented below are rounded numbers and should be considered as approximate.

For the Quarter Ended March 31, 2025 Compared to the Quarter Ended March 31, 2024

	For the three months ended
(in thousands)	March 31, 2025	March 31, 2024
Revenues	$72,629	$81,413
Cost of revenues	64,498	68,090
Gross profit	8,131	13,323

Operating expenses:
Technology and development	458	198
General and administrative	3,054	2,398
Sales and marketing	491	449
Other operating (income) expense	(282)	221
Total operating expenses	3,721	3,266

Income from operations	4,410	10,057

Interest expense	282	1,151
Fees on virtual vault services	454	545
Other expense	26	98
Income before income taxes	3,648	8,263
Income tax expense	1,024	2,217
Net income	$2,624	$6,046

Revenues

We realized revenues of $72,629,000 during the three months ended March 31, 2025, as compared to revenues of $81,413,000 for the three months ended March 31, 2024, representing a decrease in revenues of $8,784,000 or 11%. The decrease in revenues is attributable to market uncertainty which resulted in decreases in (i) the volume of sales and (ii) the sales price per transaction. We believe that the uncertainty in the market was triggered by geopolitical and economic changes triggered by new tariffs, fears of inflation and employment instability in the U.S.

Cost of revenues

We incurred cost of revenues of $64,498,000 for the three months ended March 31, 2025, compared to cost of revenues of $68,090,000 for the three months ended March 31, 2024, representing a decrease in cost of revenues of $3,592,000 or 5%. The decrease in cost of revenues is attributable to a decrease in the corresponding volume of sales of Bitcoin as described above and a decrease in the acquisition price of Bitcoin. As the uncertainty in the market accelerated, the price of Bitcoin also decreased.

Gross profit

We realized gross profit of $8,131,000 during the three months ended March 31, 2025, as compared to gross profit of $13,323,000 for the three months ended March 31, 2024, representing a decrease in gross profit of $5,192,000 or 39%. As discussed above, the decrease in gross profit is attributable to decreases in revenues, offset by decreases in cost of revenues, that result from market uncertainty which resulted in decreases in (i) the volume of sales, (ii) the sales price per transaction and (iii) decreases in the acquisition cost of Bitcoin. We believe that the uncertainty in the market was triggered by geopolitical and economic changes triggered by new tariffs, fears of inflation and employment instability in the U.S.

Technology and development

We incurred technology and development expenses of $458,000 for the three months ended March 31, 2025, compared to expenses of $198,000 for the three months ended March 31, 2024, representing an increase in technology and development expenses of $260,000 or 131%. The increase in technology and development expenses is attributable to the expansion of the technology teams and additional infrastructure to support our expanding activities and the commercialization of other products and services.

General and Administrative

We incurred general and administrative expenses of $3,054,000 and $2,398,000 for the three months ended March 31, 2025 and 2024, respectively, representing an increase of $656,000 or 27% for the 2025 period, compared to the 2024 period. The increase resulted from an increase in (i) salaries attributable to a) additional personnel to meet the needs of our growth and b) the hiring of additional management for the experienced growth, (ii) legal fees relating to corporate matters, litigation and SEC filings such as our recent filings of Form S-1, (iii) insurance as we increased limits on most of our coverages and (iv) fees for accounting and consulting services which increased due to meeting the additional filing requirements and more complicated tax issues compared to the previous filing for the three months ended March 31, 2024.

Sales and Marketing

We incurred sales and marketing expenses of $491,000 during the three months ended March 31, 2025, as compared to sales and marketing expenses of $449,000 for the three months ended March 31, 2024, representing an increase in sales and marketing expenses of $42,000 or 9%. The increase is attributable increase in sales and marketing personnel and more participation in trade shows.

Interest Expense

We incurred interest expense of $282,000 during the three months ended March 31, 2025, as compared to interest expense of $1,151,000 for the three months ended March 31, 2024, representing a decrease in interest expense of $869,000 or 75%. The decrease is attributable to the repayment, during the three months ended March 31, 2024, of a Senior Secured Loan Agreement, as amended and Senior Secured Revolving Credit Promissory Note with KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest.

Net Income

We had net income of $2,624,000 for the three months ended March 31, 2025, compared to $6,046,000 for the three months ended March 31, 2024, representing a decrease in net income of $3,422,000 or 57%, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash balances of $18,269,000 and $17,506,000, respectively. The Company also had working capital deficits of $3,290,000 and $2,506,000, respectively, largely due to operating lease liabilities, current portion of $9,731,000 and $9,627,000 as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, cash provided by operating activities was $4,198,000 and $7,278,000, respectively. Our cash provided by operations for the three months ended March 31, 2025 was primarily attributable to our net income of $2,624,000, adjusted for non-cash expenses in the aggregate amount of $1,853,000, mainly due to $2,001,000 of depreciation and amortization, as well as $279,000 of net cash used to fund changes in the levels of operating assets and liabilities, mainly due to $1,571,000 of crypto assets held and $1,297,000 of accounts payable and other liabilities, offset by $1,430,000 of prepaid expenses and other assets and $1,348,000 of liability for cash held for customers. Our cash provided by operations for the three months ended March 31, 2024 was primarily attributable to our net income of $6,046,000, adjusted for non-cash expenses in the aggregate amount of $3,410,000, mainly associated with Bitcoin payments for expenses of $2,211,000, as well as $2,178,000 of net cash provided to fund changes in the levels of operating assets and liabilities, mainly associated with crypto assets held of $3,000,000.

For the three months ended March 31, 2025 and 2024, cash used in investing activities was $552,000 and $1,510,000, respectively, made up solely of purchases of property and equipment.

For the three months ended March 31, 2025 and 2024, cash used in financing activities was $1,539,000 and $3,714,000, respectively. Cash used in financing activities during the three months ended March 31, 2025 was due to repayment of debt of $94,000 and payments in reduction of equipment notes payable of $1,445,000. Cash used in financing activities during the three months ended March 31, 2024 was due to repayment of debt of $3,884,000 which was offset by proceeds from debt of $170,000.

Our material cash requirements and time periods of such requirements from known contractual and other obligations amount to, in the aggregate, approximately $6,634,000 for the remainder of 2025 and $35,379,000 for the years 2026 through 2029 which we expect will be met through our ongoing operations. However, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for redeploying ATM equipment and pursuing other initiatives.

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Recent Financing Transactions

Equipment notes payable

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by the Company from Taproot. The parties agreed that the total outstanding balance of $2,120,000 would be paid by one inception payment of $1,158,000 upon the execution of the agreement and followed by weekly payments of $20,000 for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by the Company as a purchaser of the equipment. As of March 31, 2025, the outstanding principal was $422,000.

On October 30, 2024, the Company entered into an Equipment Financing Agreement with Taproot (the “Financing Agreement”) to purchase certain Bitcoin ATMs listed in the Financing Agreement. The Financing Agreement amends and supersedes previous equipment purchase agreements between the parties. Under the Financing Agreement, the Company will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Equipment Agreement. The downpayment was to be paid in 4 installments with the first payment due and paid by the Company as of October 31, 2024, and the last payment due by January 31, 2025; which last payment was made on January 27, 2025.

In addition, the Company agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the equipment units are located are subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of March 31, 2025, the outstanding principal was $5,492,000 representing the principal balance being paid as a percentage (0.8%) of revenues.

Short-term debt

On February 26, 2024, the Company entered into a financing agreement for $170,000 with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170,000 with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of March 31, 2025, the outstanding principal was $88,000.

On December 19, 2024, the Company entered into financing agreements for $116,000 with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of March 31, 2025, the outstanding principal was $74,000.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allowed the Company to borrow up to $4,000,000 for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the condensed consolidated statements of operations and comprehensive income. In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario, which has since been repaid in full, and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4,000,000 (together fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of March 31, 2025 and December 31, 2024, the outstanding principal was $0.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3,000,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of March 31, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3,000,000 and $3,000,000, respectively.

Critical Accounting Policies and Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of its assets, liabilities, revenue and expenses. The Company has identified certain estimates as critical to its business operations and the understanding of its past or present results of operations related to intangible assets. These estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on the Company’s unaudited condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. The Company believes that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material. Our critical accounting estimates are more fully discussed in Note 1 to our unaudited condensed consolidated financial statements contained herein.

Revenue Recognition

The Company derives its recurring revenues primarily from three sources: (i) sale of crypto assets at Bitcoin ATMs (both Athena ATMs and White-label ATMs such as those in El Salvador), (ii) customized investor trading services for the sale or purchase of crypto assets through the Company’s Athena Plus desk (referred to as “over-the-counter” or “OTC”), and (iii) Athena Pay which is a payment processor application (“app”); that allows retailers to create QR codes with the specific amount to be charged to customers in Bitcoin. The Company also generates revenue from ancillary items, such as sale of intellectual property and maintenance of software.

Under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customer, (“FASB ASC 606”) the Company recognizes revenue at the point of sale or over time of the service period for these products or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. Pursuant to FASB ASC 606, the Company recognizes revenue by applying the following steps:

•	Identification of the contract, or contracts, with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenue when the performance obligations identified under the terms of contracts with its customers are satisfied.

Judgment is required in determining whether we are the principal or the agent in transactions between customers. We evaluate the presentation of revenue on a gross or net basis based primarily on inventory risk (are we at risk for potential fluctuations of the crypto asset price) and whether we control the crypto asset provided before it is transferred to the customer or whether we act as an agent by arranging for others to provide the crypto asset to the customer. The Company determined it acts as the principal in each of its revenue streams. The Company enters into contracts that may include multiple performance obligations. The Company identifies the promises in the contract and assigns them to their appropriate performance obligation. These performance obligations may be part of a different revenue source and are listed separately below.

Athena ATM & White-label Service

Athena Bitcoin ATM

The Company requires all users of Athena ATMs to agree to the ATM Terms of Service which stipulate the terms and conditions of the transaction. The user, by inserting sovereign currency (known as fiat) and confirming that they agree to the transaction, is agreeing to the contract that governs the transaction.

The Company has a single performance obligation to provide a specific quantity of a Bitcoin to the customer’s crypto wallet in exchange for fiat. The Company utilizes a mark-up for crypto assets sold to the customer. Athena ATMs permit customers to purchase as little as one US dollar of Bitcoin, and it records the gross cash received from the customer as the transaction price.

Revenue is recognized at the point in time when the Bitcoin is delivered to the customer’s crypto wallet. Delivery to the customer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the Bitcoin is purchased.

White-label Service

In this revenue stream, “client” refers to the entity contracting with the Company while “customer” refers to the person using the White-label ATM. The Company entered into multiple contracts that govern the white-label service for ATMs located in El Salvador and in the United States. The contracts permit the clients to terminate the contract at any point or to adjust the number of ATMs that are in use without a substantive penalty.

The Company operates White-label ATMs on behalf of the clients and the installation of the ATMs is performed by a third-party which is chosen by the White-label ATM client.

The operations, on behalf of the White-label client, include cash logistics services, and testing the ATMs. The Company charges a fixed fee each month for operating the ATMs.

The Company leases Company-owned ATMs to its clients. The Company elected the expedient in FASB ASC 842, Leases (“ASC 842”), which permits combining the lease and non-lease components together if the lease component has the same timing and pattern of transfer as the non-lease component and the lease component is an operating lease. Both of these conditions are met (for a more detailed discussion see Leases within NOTE 1 of the unaudited condensed consolidated financial statements).

The Company is considered the principal, as it controls any third-party good or service before it is transferred to the client.

For operating the White-label ATM, revenue is recognized straight line over the requisite service period.

Athena Plus (Over-The-Counter or OTC)

The Company requires all users of Athena Plus (a.k.a. “Over-The-Counter” or “OTC”) to agree to the Athena Plus Terms of Service. The Athena Plus Terms of Service stipulate the terms and conditions of the transaction. The user, by wiring fiat to the Company’s bank account, is agreeing to the contract that governs the transaction.

The Company provides a specific quantity of Bitcoin to the customer’s crypto wallet. The Company utilizes a mark-up for crypto assets sold to the customer. The minimum transaction is $10 thousand (or equivalent value of local currency). The Company records the gross cash received from the customer as the transaction price for the transaction.

Revenue is recognized at the point in time when the Bitcoin is delivered to the customer’s crypto wallet. Delivery to the customer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the Bitcoin is purchased.

Athena Pay

The Company requires all retailers who are using Athena Pay to execute the Athena Pay contract which stipulates the terms and conditions of the transactions. As a payment processor, the Company recognizes a processing fee of approximately 2.5% (average) of the transaction amount, when the transaction occurs (i.e., when the retailer generates the QR code with the specific amount to be charged to the customers in Bitcoin and the transaction is completed).

Revenue is recognized at the point in time when the Bitcoin is delivered to the retailer’s crypto wallet. Delivery to the retailer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the transaction is completed.

Expenses Paid in Bitcoin

The Company enters into agreements with certain vendors and service providers that provide us with the option to settle their invoices in crypto assets. The amount due is fixed and is denominated in USD. There are no payment terms that include conversion options, variable settlement features, or alternative settlement provisions contingent upon future events or market price fluctuations that could potentially give rise to embedded derivatives.

The Company considers the guidance in FASB ASC 350, FASB ASC 606, FASB ASC 610, and FASB ASC 845 when it evaluates the derecognition of its crypto assets paid to vendors in lieu of cash payments. In these transactions, we have been invoiced by a vendor and given the option to pay in USD or crypto assets, typically Bitcoin. The amount of Bitcoin is determined by the market wide and easily determined price in accordance with the guidance of FASB ASC 820, Fair Value Measurement. The Company records as an expense the USD value of the invoice and then considers the above references to determine the proper way to derecognize the intangible long-lived asset used as payment.

We consider the scoping exceptions for each of those topics and conclude that that the scope of 610-20 most closely matched the facts of the transactions. ASC 610-20-15-2 states “nonfinancial assets within the scope of this Subtopic include intangible assets,” which is how the Company treats crypto assets.

We evaluated two possibilities to exclude these transactions from the scope of FASB ASC 845, Nonmonetary Transactions. The relevant exceptions to the scope of that Topic are as follows:

1. The transfer of goods or services in a contract with a customer within the scope of ASC 606 in exchange for noncash consideration (ASC 845-10-15-4(j))

2. The transfer of a nonfinancial asset within the scope of ASC 610-20 in exchange for noncash consideration (ASC 845-10-15- 4(k))

For these transactions, our usage of the crypto asset is as a payment instrument to a vendor, therefore our interpretation of (1) above is for ASC 606 not to apply. We interpret (2) above to apply when the Company pays a vendor (who is not a customer) with a crypto asset (nonfinancial asset) in lieu of paying that same vendor with Fiat Currency (USD). Therefore, we account for the derecognition of the crypto assets, in these transactions, under the guidance of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. This is the same guidance as in ASC 350-10-40-1, Transfer or Sale of Intangible Assets.

ASC 610-20-15-2 explicitly states the scope to include intangible assets. We treat crypto assets as intangible assets. We then apply the general principle of ASC 610-32-2 for recognizing the gain or loss for the difference between the amount of goods or services we receive (fair market value, per ASC 820 Level 2) and the cost of acquiring the crypto asset.

We record invoices from vendors in the appropriate expense category, in the correct time period in which services were provided, in USD and for vendors who elect to be paid in crypto assets, we transfer the crypto assets at market value at the time of transfer in line with ASC 820, Fair Value Measurement. We then recognize as a gain or loss, the difference between the current carrying value of the crypto asset, less impairment and its value at the time of transfer to cost of revenues in the unaudited condensed consolidated statements of operations and comprehensive income.

Income Taxes

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits are included in income tax expense in the unaudited condensed consolidated statement of operations and comprehensive income.

For U.S. federal tax purposes, crypto asset transactions are treated on the same tax principles as property transactions. We recognize a gain or loss when crypto assets are exchanged for other property, in the amount of the difference between the fair market value of the property received and the tax basis of the exchanged crypto assets. Receipts of crypto assets in exchange for goods or services are included in taxable income at the fair market value on the date of receipt.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024, management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified relates to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, certain accounts are properly reconciled, controls are properly designed and implemented and internal controls are properly monitored and functioning, and (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes and related internal controls. Management intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing their accounting processes and risk assessment, and by designing, implementing and monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or detect potential future material weaknesses. The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods.

Notwithstanding the above identified material weaknesses, management believes the Consolidated Financial Statements as included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

The Company’s independent registered public accounting firm is not required to attest to the effectiveness of the internal control over financial reporting until after the Company is no longer an “emerging growth company” as defined in the JOBS Act. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting required to be included in Bitcoin Depot’s periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which would likely have a negative effect on the trading price of the common stock.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation that arises in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Unaudited Condensed Consolidated Financial Statements in “Note 15 – Commitments and Contingencies”, under the heading Legal Matters and “Note 17 -Subsequent Events”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

Summary Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Related to Our Business, Operations, and Financial Position

•	Dependence on Transaction Volume and Crypto Asset Price Volatility: Our revenue is substantially dependent on the volume of crypto asset transactions conducted by our customers. This volume can be significantly impacted by the highly volatile prices of Bitcoin and other crypto assets. Declines in crypto asset prices or transaction volumes would materially and adversely affect our business, operating results, and financial condition. The broader crypto economy has also been impacted by bankruptcies of major market participants, which can further dampen transaction volumes and investor confidence.

•	Forecasting Challenges in a New Market Segment: Our business operates in the relatively new and rapidly evolving consumer crypto asset product segment, making it difficult to accurately forecast user demand, transaction volumes, and financial performance.

•	Significant Indebtedness and Financial Commitments: We have a significant level of indebtedness, secured by substantially all of our assets. Our debt agreements contain restrictive covenants that may limit our operational flexibility. We may be unable to generate sufficient cash flow to service our debt and other financial commitments. If we require additional capital to support business growth or meet our obligations, such capital may not be available on favorable terms, or at all, which could force us to modify our business plans or, in a worst-case scenario, cease operations.

•	Security of Assets and Private Keys: Our assets, including cash and crypto assets we hold, are subject to risks of theft, loss, or other impairment. The theft, loss, or destruction of private keys required to access crypto assets can be irreversible. If we are unable to secure our private keys or experience a hack or data loss, it could lead to significant financial losses, regulatory scrutiny, and reputational harm. We currently have limited insurance protection for crypto assets held by the Company.

•	Operational and Technological Disruptions: Significant disruptions in our ATMs, software, information technology systems, or the underlying blockchain networks we rely on could result in a loss of users or funds, damage our brand and reputation, and adversely impact our business and financial results.

•	International Operations Risks: We operate in locations outside the United States, including El Salvador, exposing us to additional risks such as difficulties in enforcing contractual rights, economic and political instability, and potential restrictions on repatriating profits or maintaining ownership of assets.

•	User Base and Engagement: Our success depends on our ability to retain existing users and attract new ones, as well as maintain or increase their engagement with our products and services. Failure to do so could significantly harm our business and financial results.

•	Economic Conditions and Market Confidence: Adverse global or regional economic conditions may negatively affect our business. Furthermore, due to the unfamiliarity and occasional negative publicity associated with crypto assets, users may lose confidence in crypto-related products and services, which could negatively impact demand for our offerings.

Risks Related to Operations in El Salvador

•	Uncertainty of El Salvador Operations and Political and Economic Instability: Our expansion and ongoing operations in El Salvador, including our involvement with the Chivo wallet system, may not produce the anticipated positive results. We face risks related to the custody and security of private keys associated with government-related projects. Political and economic developments in El Salvador could adversely affect the Bitcoin Law, our contractual agreements with the government, and our overall operations and investments in the country.

Risks Related to the Bitcoin Network, Crypto Assets, and Blockchain Technology

•	Nature of Crypto Assets and Private Key Control: Bitcoin and most other crypto assets are controllable only by the possessor of the unique private key. The security of these assets is paramount and subject to various risks.

•	Development and Acceptance of Crypto Assets and Protocols: The future development, growth, and acceptance of Bitcoin, other crypto assets, and their underlying blockchain protocols are subject to numerous unpredictable factors. If these technologies do not develop or gain acceptance as we expect, or if their development slows or stops, our business could be adversely affected. This includes risks related to stablecoins, which may not hold their purported value.

•	Blockchain Forks and Technical Issues: Temporary or permanent “forks” in the blockchain of any crypto asset we support could create instability and adversely affect our business. We may also encounter technical issues when integrating new crypto assets or adapting to upgrades in their underlying networks.

•	Transaction Fees: High transaction fees demanded by miners or validators on crypto asset networks could increase our operational costs and adversely affect our operating results.

Risks Related to Regulation, Legal Compliance, and Enforcement

•	Evolving and Uncertain Regulatory Landscape: We are subject to an extensive, complex, and rapidly evolving regulatory environment globally. Laws and regulations governing crypto assets, money transmission, virtual currency business activities, and financial services are in flux and could change unpredictably, negatively affecting our business, demand for our services, or our financial position. Characterization of a crypto asset we transact in as a “security” could subject us to significant regulatory scrutiny, investigations, fines, and penalties.

•	Licensing and Registration Requirements: Failure to obtain or maintain necessary money transmission, virtual currency business activity, or other required licenses and registrations in various jurisdictions could severely impact or halt our operations.

•	Potential Illegality and Government Intervention: It may become illegal to acquire, own, hold, sell, or use Bitcoin or other crypto assets, or participate in blockchains, in certain countries. Governments are still developing regulatory frameworks, and future legislation or regulation could adversely affect our business.

•	Compliance Burdens and Enforcement Actions: Our obligations to comply with diverse and evolving laws (including those related to sanctions, export control, anti-money laundering, privacy, and data protection) are increasing. We may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators, which could result in significant costs, penalties, and reputational damage.

•	Asset Forfeiture and Banking Access: Our business or assets may become subject to federal or state asset forfeiture laws. Historically, regulators and payment processors have taken actions that limit access to banking services for crypto-related businesses, which could materially harm our operations.

Risks Related to Intellectual Property

•	Protection of Intellectual Property: Our intellectual property is valuable. Any inability to protect our patents, trademarks, and other proprietary rights could adversely impact our business. We may also face claims from third parties alleging infringement of their proprietary rights, which could be costly and disruptive.

Risks Related to Employees and Service Providers

•	Dependence on Key Personnel: We depend heavily on our senior management, including our Chief Executive Officer, and other key personnel. The loss of their services, or our failure to attract and retain other highly qualified personnel, could adversely impact our business.

•	Employee or Service Provider Misconduct: Misconduct or errors by our employees or service providers could adversely impact our business, financial condition, and reputation.

•	Conflicts of Interest: Our officers, directors, employees, and large shareholders may have positions or interests in other crypto assets, projects, or entities, which could create potential conflicts of interest that may adversely affect our business.

Risks Related to Ownership of Our Common Stock

•	Control by Insiders: Our founders, a single major shareholder, and directors control a significant portion of our common stock and may continue to do so, influencing the outcome of matters requiring shareholder approval.

•	Dilution and Future Offerings: The issuance of common stock upon conversion of our outstanding convertible debentures will cause substantial dilution to existing shareholders. We may also issue additional equity securities in the future, which could result in further dilution. We might require additional capital, and if raised through equity, it will dilute existing shareholders.

•	Stock Price Volatility: The market price of our common stock has been and may continue to be volatile and could decline significantly.

The Most Material Risks Related to Our Business and Financial Position

Our total revenue is substantially dependent on the volume of transactions conducted by our customers. If such volume declines, our business, operating results, and financial position would be adversely affected.

We generate substantially all our revenue from the sale of crypto assets to our customers, either using our Bitcoin ATMs or over the phone. Revenue is based on the prices that we charge our customers based on prevailing market prices. This revenue may fluctuate based on the price of crypto assets. As such, any declines in the volume of transactions, the price of crypto assets, or market liquidity for crypto assets generally may result in lower total revenue to us.

The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. The price and trading volume of any crypto asset is subject to significant uncertainty and volatility, depending on several factors, including:

•	market conditions across all elements of the crypto-economy;

•	our business is in a relatively new consumer product segment, which is difficult to forecast;

•	our operating results may fluctuate due to the highly volatile nature of crypto;

•	changes in liquidity, market-making volume, and trading activities;

•	trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;

•	investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;

•	the speed and rate at which crypto assets and specifically Bitcoin can gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

•	decreased user and investor confidence in crypto assets and associated exchanges and service providers;

•	negative publicity and events relating to Bitcoin, blockchain technology, or the digital currency economy as a whole;

•	unpredictable social media coverage or “trending” of Bitcoin or other crypto assets;

•	the ability for crypto assets to meet user and investor demands;

•	consumer preferences and perceived utility and value of crypto assets and associated markets;

•	increased competition from other payment services or other crypto assets that exhibit better speed, security, scalability, or other characteristics;

•	regulatory or legislative changes and updates affecting the use, storage, ownership, exchange, or any other aspect of the crypto-economy;

•	the characterization of crypto assets under the laws of various jurisdictions around the world;

•	the maintenance, troubleshooting, and development of the blockchain networks underlying crypto assets, including by miners, validators, and developers worldwide;

•	the ability for protocol networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;

•	ongoing technological viability and security of protocols and their associated crypto assets, smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;

•	fees and speed associated with processing blockchain transactions, including on the underlying protocol networks and on exchanges and other platforms for trading;

•	financial strength of wholesale market participants;

•	the availability and cost of funding and capital;

•	the liquidity of over-the-counter trading desks, market-makers, exchanges, and other wholesale dealers of crypto assets;

•	interruptions in service from or failures of major crypto exchanges and platforms;

•	availability of banking and payment services to support crypto-related projects;

•	global level of interest rates and inflation;

•	monetary policies of governments, trade restrictions, and Fiat Currency valuation changes; and

•	national and international economic and political conditions.

There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of interest from customers. If the demand for purchasing or selling crypto assets declines, our business, operating results, and financial condition would be adversely affected.

The prices of Bitcoin and other crypto assets are volatile.

We generate substantially all our revenue from the sale of crypto assets to our customers, either using our Bitcoin ATMs or over the phone. Revenue is based on the prices that we charge our customers based on prevailing market prices. The price at which we are able to purchase crypto assets prior to selling those same crypto assets may not be lower than the sale price if the market conditions change between those two points in time. Purchasing Bitcoin or other crypto assets for prices higher than they can be later sold could result in an impairment of the asset value and our operating results could be adversely affected. The value of the entirety of our crypto assets held could be lost if the prices of those crypto assets were to significantly decrease, which would adversely affect our operating results. There are no assurances that the crypto assets we hold will have value from one day to the next and we could suffer a loss if any of the prices of those crypto assets declines or is permanently depressed.

We account for our crypto assets as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our crypto assets decreased below their carrying value.

Our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our ATMs. The number of user transactions and our transaction volumes may be partially dependent on the prices of Bitcoin, as well as the associated demand for buying, selling and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any such declines, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, including:

•	market conditions of, and overall sentiment towards, cryptocurrency;
•	changes in liquidity, market-making volume, and trading activities;
•	trading activities in cryptocurrency, including on other cryptocurrency platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•	investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
•	the speed and rate at which cryptocurrency is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;
•	changes in user and investor confidence in cryptocurrency and cryptocurrency platforms;

•	negative publicity and events relating to the digital financial system;
•	unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding cryptocurrency;
•	the ability for cryptocurrency to meet user and investor demands;
•	the functionality and utility of cryptocurrency and its associated ecosystems and networks, including cryptocurrency designed for use in various applications;
•	retail user preferences and perceived value of cryptocurrency and cryptocurrency markets;
•	increased competition from other payment services or cryptocurrency for which we do not sell that exhibit better speed, security, scalability, or other characteristics;
•	regulatory or legislative changes and updates affecting the digital financial system;
•	the characterization of cryptocurrency under the laws of various jurisdictions around the world;
•	the adoption of unfavorable taxation policies on cryptocurrency investments by governmental entities;
•	the maintenance, troubleshooting, and development of the blockchain networks underlying cryptocurrency, including by miners, validators, and the development community;
•	the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•	legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in mining cryptocurrency, including Bitcoin, and other proof-of-work mining activities;
•	ongoing technological viability and security of cryptocurrency and its associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;
•	fees and speed associated with processing cryptocurrency transactions, including on the underlying blockchain networks and on cryptocurrency platforms;
•	financial strength of market participants;
•	the availability and cost of funding and capital;
•	interruptions in service from or failures of major cryptocurrency platforms;
•	availability of an active derivatives market for various cryptocurrencies;
•	availability of banking and payment services to support cryptocurrency-related projects;
•	level of interest rates and inflation;
•	monetary policies of governments, trade restrictions, and Fiat Currency devaluations; and
•	national, North American and international economic and political conditions.

There is no assurance that any given cryptocurrency will maintain or increase in value or that there will be meaningful transaction volumes from our users. In the event that the price or trading of, or demand for, cryptocurrency declines, our business, operating results, and financial condition would be adversely affected.

Bankruptcies of major crypto asset market participants have impacted the broader crypto economy.

The failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks and Voyager has impacted and may continue to affect the broader cryptoeconomy. The full extent of these impacts may not yet be known but may include, the consequent and ongoing financial distress and bankruptcy of certain crypto market participants, loss of confidence in the broader cryptoeconomy, reputational harm to crypto asset platforms generally, increased negative publicity of the broader cryptoeconomy, heightened scrutiny by regulators and lawmakers and calls for increased regulation of crypto assets and crypto asset platforms. We have not experienced a material direct impact to our business, financial condition, customers or counterparties from these bankruptcies; however, these bankruptcies did cause a change to crypto market prices, crypto market volatility, crypto market volume and customer sentiment, and each of these drivers do indirectly impact our business and our revenue potential. A combination of such drivers could have been a contributing factor in a decrease in transaction volume that the Company experienced after these bankruptcies. We do not have any known material financial exposure to other cryptoeconomy participants that faced insolvency and liquidity issues, experienced excessive redemptions or suspended redemptions or withdrawals of crypto assets, allegedly mishandled customer funds, or experienced significant corporate compliance failures in connection with these bankruptcies.

Our business is in a new consumer product segment, which is difficult to forecast.

Our industry segment is new and is constantly evolving. As a result, there is a lack of available information with which to forecast industry trends or patterns. There is no assurance that sustainable industry trends or preferences will develop that will lead to predictable growth or earnings forecasts for individual companies or the industry segment. We are also unable to determine what impact future governmental regulation may have on trends and preferences or patterns within our industry segment. See “Risk Factors Related to Current and Future Regulations and other Law Enforcement Actions” for a discussion of the risks associated with governmental regulation.

We have a significant level of indebtedness that may have an adverse impact on us.

As of March 31, 2025, our total indebtedness, excluding lease liabilities, was $20,491,000 including $3,000,000 of secured convertible debenture, $4,983,000 of equipment notes payable, and $162,000 of insurance financing debt. Our significant level of indebtedness could have important consequences for us, including the following:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations and future business opportunities;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional equity or debt financing for general corporate purposes, acquisitions, investments, capital expenditures or other strategic purposes;
•	limiting our ability to adjust to changing business conditions and placing us at a competitive disadvantage to our less highly leveraged competitors; and
•	making us more vulnerable to general economic downturns and adverse developments in our business.

The above factors could limit our financial and operational flexibility and, as a result, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our debt obligation is not repaid or converted into equity (with respect to the $3,000,000 convertible debenture) prior to its respective maturity date, it will go into default which could cause you to lose a portion or all of your investment in the Company.

Our secured convertible debentures and senior secured loan agreement with our senior secured lender are secured by substantially all of our assets and contain restrictions that may limit our flexibility in operating our business.

Our debt obligations as of the date of this Report, under that certain senior secured loan agreement which includes a $3,000,000 amended and restated secured convertible debenture, are secured by substantially all assets of the Company and contain various covenants that limit our ability to engage in specified types of transactions. These covenants may limit our ability to, among other things:

•	incur additional indebtedness;
•	pay dividends on, repurchase or make distributions in respect of equity interests or make other restricted payments;
•	make certain investments;
•	sell certain assets;
•	create liens on certain assets to secure debt;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	designate our subsidiaries as unrestricted subsidiaries.

Additionally, our senior creditor may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

The future development and growth of crypto assets and protocols is subject to a variety of factors that are difficult to predict and evaluate. If the future does not develop and grow as we expect, our business, operating results, and financial condition could be adversely affected.

Blockchain technology was only introduced in 2008 and remains in the early stages of development. In addition, different protocols are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while Ethereum was designed to be a smart contract and decentralized application platform. Many other protocol networks—ranging from cloud computing to tokenized securities networks—have only recently been established. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

•	Many protocol networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective tokens and underlying blockchain networks, any of which could adversely affect their respective usefulness.

•	Many networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective crypto networks.

•	Several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or are unable to receive widespread adoption, it could adversely affect the underlying crypto asset.

•	Security issues, bugs, and software errors have been identified with many protocols and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some crypto assets and their networks and protocols, such as when creators of certain crypto networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a protocol, token or blockchain could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a crypto network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value.

•	The development of new technology for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of the crypto asset token, and reduce its price and attractiveness.

•	If rewards and transaction fees for miners or validators on any protocol network are not sufficiently high to attract and retain miners, a network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack.

•	The governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any crypto network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow.

•	Many crypto networks are in the early stages of developing partnerships and collaborations, all of which may not succeed and adversely affect the usability and adoption of the respective crypto asset token.

•	Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and if they are not resolved, the development and growth of crypto assets, blockchain technology, or Bitcoin may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.

Loss of a banking relationship could adversely impact our business, operating results, and financial condition.

Athena depends on having regular and normalized access to a bank checking account for normal business purposes and also for taking deposits of the cash received from the ATM fleet. As a money services business registered with the Financial Crimes Enforcement Network (“FinCEN”) under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations enforced by FinCEN, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to our banking partners’ policies and some prior bank partners have terminated their relationship with Athena. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, financial institutions in the United States and globally may, because of the myriads of regulations or the perceived risks of crypto assets, decide to not provide accounts, payments, or other financial services to us. Such events could negatively affect an investment in our common stock.

We may be unable to generate sufficient cash to service all of our indebtedness and financial commitments.

Our ability to make scheduled payments on or to refinance our indebtedness and financial commitments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control. We may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund debt and other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to service our debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we face substantial liquidity problems, we might be required to sell assets to meet debt and other obligations. Our debt restricts our ability to dispose of assets and dictates our use of the proceeds from such disposition.

We may not be able to consummate dispositions, and the proceeds of any such disposition may be inadequate to meet obligations. We may be unable to access adequate funding as a result of a decrease in lender commitments due to an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover a defaulting lender’s portion. As a result, we may be unable to execute our plan of operations, make acquisitions or otherwise conduct operations, which would have a material adverse effect on our financial condition and results of operations.

We might require additional capital to support business growth, and this capital might not be available on favorable terms, if at all.

We have funded our operations since inception primarily through debt and revenue generated by our operations. While we believe that our existing cash and cash equivalents and availability under our debt financing agreements are sufficient to meet our working capital needs and planned capital expenditures, and to service our debt, there is no guarantee that this will continue to be true in the future. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business opportunities and challenges, including developing new products and services, enhancing our operating infrastructure, expanding our non-U.S. operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. In the future, we may also require additional capital due to refinancing needs, regulatory surety bond requirements, or unforeseen circumstances and may decide to engage in equity, equity-linked or debt financings, or enter into additional debt financing agreements for any of the foregoing reasons. We may not be able to secure any such additional financing on terms favorable to us, in a timely manner, or at all.

The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or digital asset markets could adversely affect our business and the value of our common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of the common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

The Company may be forced to cease operations.

It is possible that, due to any number of reasons, including, but not limited to, an unfavorable fluctuation in the value of cryptographic and fiat currencies, the inability by the Company, whether in the United States or globally, to obtain clients, the failure of commercial relationships, the failure of development of the necessary technical environment, the failure of government actors to provide needed regulatory clarity, the failure of technology development by third parties, or intellectual property ownership challenges, the Company may no longer be viable to operate and the Company may dissolve, either in whole or part, or take actions that result in a dissolution event. During the past six years there have been several rumors that regulation specifically aimed at terminating the practice of selling crypto assets via kiosks, such as the Company’s fleet of Bitcoin ATMs, would be forthcoming. While the regulations hypothesized by these rumors have never been enacted, the state of California recently enacted two bills collectively known as the Digital Financial Assets Law (“DFAL”), regulating digital assets and restricting operations of financial assets kiosks, it remains a risk to the Company’s principal operations and could be detrimental to an investment in our common stock. The DFAL began taking effect on January 1, 2024, with covered persons required to be licensed, or to have submitted a license application and be awaiting approval or denial of that application, on or before July 1, 2025.

Other Risk Factors Related to Our Business Operations and Financial Position

Currently, there is a small use of Bitcoin in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in our common stock.

Bitcoin and the Bitcoin Network have only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets, and the use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoin. A lack of expansion by Bitcoin or other crypto assets into retail and commercial markets, or a contraction of such use, may result in decreased demand for the Company’s services or increased demand for services the Company is not able to provide, either of which could adversely affect an investment in our common stock.

The Company’s assets could be stolen and would be difficult to recover due to the nature of cash and crypto assets.

It is possible that, due to any number of reasons, including, but not limited to, a robbery by either a malicious external actor or an employee of the Company could adversely affect the Company’s operations and assets. From time to time, the Company has been the victim of vandalism and targeted attacks on our ATMs, which have resulted in loss of cash and equipment. The Company has also been the target of cyberattacks and has suffered security breaches of its websites, email, cellphones, and other systems related to the operations of the business. On March 31, 2021, we suffered a security breach which resulted in a loss of 29 bitcoin (approximately $1,700,000 of market value as of March 31, 2021). We have initiated two independent investigations of the attack with the assistance of law enforcement and outside counsel. Historically, stolen bitcoin, crypto assets of multiple types, and cash have been difficult to recover by law enforcement or other means due to their fundamental nature as fungible instruments of value. At this time, we have no information regarding whether the stolen crypto assets can be recovered. The Company’s losses may negatively affect an investment in the Company’s shares. The Company has no knowledge of any material security breach since March 31, 2021.

Crypto assets and funds that the Company holds on Bitcoin exchanges could be lost, stolen, or otherwise impaired.

From time to time and for customary reasons of procuring Bitcoin on crypto exchanges. The Company uses Kraken as its primary crypto exchange. The Company carefully selects the platforms that it chooses to do business with; however this may not be sufficient to avoid losses if those exchanges suffer losses or other impairments. In 2018, Quadriga filed for bankruptcy protection following the death of its Chief Executive Officer and subsequent discovery of its insolvency. In addition, several other well-known and highly regarded exchanges have suffered similar fates. For example, in February 2014, Mt. Gox, then the largest bitcoin exchange worldwide, filed for bankruptcy protection in Japan after an estimated 700,000 bitcoin were stolen from its wallets. In May 2019, Binance, one of the world’s largest exchanges was hacked, resulting in losses of approximately $40 million. Neither of these incidents had any impact on the Company. Any such losses by an exchange could have a negative impact on the financial position of the Company and adversely impact an investment in our common stock.

The theft, loss, or destruction of private keys required to access any Bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. However, the Company does not (i) custody Bitcoin purchased by customers, (ii) manage or have access to private keys belonging to customers' personal (un-hosted) wallets, or (iii) hold private keys for users. Customers are solely responsible for their own wallets and private keys. When a customer uses an Athena Bitcoin ATM to purchase Bitcoin, the Bitcoin is directly delivered to a wallet address provided by the user (typically a mobile wallet app). These user wallets are "un-hosted" or self-custodied, meaning the users alone control their private keys.

The risk of loss or compromise of private keys related to Bitcoin owned by the Company is mitigated by our use of a third-party custodian, BitGo Trust Company, Inc. (“BitGo”) (a qualified custodian) who has been engaged to secure our digital assets. BitGo manages the private keys for digital wallets holding Bitcoin owned exclusively by the Company (i.e., held for our own account). This means all Bitcoin held as inventory, or held for operational liquidity by the Company, is secured by BitGo, which manages the corresponding private keys on our behalf. If these keys were lost or compromised, BitGo’s protocols, including secure backups and recovery processes, would mitigate this risk.

BitGo provides multi-signature wallet services and secure key management for the Bitcoin that the Company holds for its own account and for facilitating customer transactions. By entrusting this function to BitGo, we add a layer of security and risk mitigation (given BitGo’s expertise and insurance arrangements) beyond what could be achieved with in-house custody.

The Company has a standard service agreement with BitGo under which BitGo safeguards the private keys and crypto assets that the Company deposits with it. BitGo’s custodial accounts are segregated and secure, and BitGo carries insurance policies that may cover certain losses (providing an additional layer of protection to the Company). BitGo has and maintains insurance policies for custodial services through Lloyd’s of London who provides crime insurance coverage with a limit of $5,000,000 and specie insurance coverage with a limit of $250,000,000. The specie insurance aims to cover the permanent loss of cryptocurrency from its designated blockchain address if an insured event occurs. However, this coverage has significant exclusions, such as theft or dishonesty by key company insiders (like major shareholders or directors, unless they are specifically designated custodians), losses from trading or loan defaults, and issues arising from improperly secured or lost private keys (like those stored on internet-connected devices). It also doesn't cover cryptocurrency network failures or losses not reported promptly, nor does it apply to broader events like war, terrorism, or money laundering.

The crime insurance component addresses risks like employee theft, losses of property at BitGo’s premises or during transit, and fraud committed by third parties through computer systems or fund transfers, including related legal expenses. Exclusions under this part include fraud by directors with significant ownership (with some exceptions if they're treated as regular employees), losses from employees known to be previously dishonest, and losses of potential income or trade secrets. It also won't cover issues like accounting errors, mechanical failures, the cryptocurrency's underlying protocol failing, or broader events like war.

BitGo is a qualified custodian regulated by the South Dakota Division of Banking, which provides assurance that our custodied assets are held in a compliant manner.

Any significant disruption in our ATMs or software, information technology systems, or any of the blockchain networks related to our business, could result in a loss of users or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to attract and retain users and grow our business depends on our ability to operate our products and services at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, the transactions that occur across multiple systems. Our ATMs and software, the ability of our users to transact in Bitcoin, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported Bitcoin, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our ATMs and certain cryptocurrency and blockchain networks have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary transactions or site usage could cause our kiosks to operate at an unacceptably slow speed or even fail.

If any of our ATMs are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our users’ transaction execution and processing, failed transactions, incomplete or inaccurate accounting, recording or processing of transactions, unauthorized transactions, loss of user information, increased demand on limited user support resources, user claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential users to believe that our ATMs or software are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our users, these users could seek significant compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our ATMs or software could cause damage to our reputation and the cost of resolving these problems could negatively affect our business, operating results, and financial condition.

Because we are a regulated money services business in certain jurisdictions, interruptions have resulted and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking and other relationships that we need to operate or prevent or delay us from obtaining additional authorizations, registrations or licenses that may be required for our business.

In addition, we are continually improving and upgrading our information systems and technologies. We also rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies or licenses to substitute for similar technologies, our business could be adversely impacted. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

Our lack of insurance protection for crypto assets held by the Company could adversely impact our business, operating results, and financial condition.

The crypto assets held by us are not insured. We also do not rely on insurance carriers to insure losses resulting from a breach of our physical security, cyber security, or by employee or service provider theft since we do not carry crime insurance. We only maintain a general liability insurance which does not cover crypto assets or breaches described above. Therefore, we may suffer a loss which is not covered by insurance in damages. Such a loss could cause a substantial business disruption of our operations, adverse reputational impact, inability to compete with our competitors, regulatory scrutiny, and consequently, it could adversely impact an investment in our shares of common stock.

The Company operates in locations outside of the United States and, as such, is subject additional risks with respect to enforcement of its contractual rights.

We currently operate and intend to grow our operations in a number of jurisdictions outside of the United States. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses, or our failure to adapt our practices, systems, processes, and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could impede our ability to enter into, negotiate or enforce contracts in those markets. In addition to the other risks described in this Report, our company’s international operations would be subject to numerous other risks, including, but not limited to, weaker enforcement of our company’s contractual rights, longer payment cycles, and difficulties in collecting accounts receivable.

The countries, we operate in, may or may not have stable economies, stable banking sectors, or stable governments which may or may not permit us to repatriate profits, maintain ownership of our business or its assets, or continue operations.

From time to time, certain governments have seized foreign companies, their assets, and or their operations. It is possible for us to face significant losses if such an event occurs, either specific to us or broadly across the entire country or industry in which we operate. We may, for example no longer be permitted to purchase additional crypto assets, or operate our machines, or return capital or profits to our parent company in the United States. This may result in a total and complete loss of our assets within that country as well as further costs to continue to pay our existing liabilities within that country.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services, our business, operating results, and financial condition may be significantly harmed.

Our success depends on our ability to retain existing users and attract new users to increase engagement with our products and services. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services and offer competitive transaction and other fees in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current users or attract new users, or keep our users engaged. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•	we fail to increase awareness of our brand and successfully compete with the offerings and prices other companies, or if our users otherwise increasingly engage with competing products and services, including those that we are unable to offer due to regulatory reasons;
•	we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;
•	we fail to successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our business;
•	we fail to support new and in-demand cryptocurrencies or if we elect to support cryptocurrencies with negative reputations;
•	there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, or other factors including, without limitation, changes in macro-level user preference for using cash to purchase Bitcoin;
•	there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;
•	we fail to maintain existing authorizations as well as obtain newly required authorizations, registrations and licenses for our products;
•	users perceiving Bitcoin and other cryptocurrencies to be a bad investment, or experiencing significant losses in Bitcoin or other cryptocurrencies, may not desire to utilize our products and services;

•	technical or other problems prevent us from delivering our products and services with the speed, functionality, security and reliability that our users expect, or if we fail to otherwise gain and maintain the trust and confidence of our users;
•	there are cybersecurity incidents, employee or service provider misconduct or other unforeseen activities that cause losses to us or our users;
•	there are modifications to our fee model, including as a result of changes in or the adoption of any laws or regulations imposing restrictions or limitations on the markup at which we sell bitcoin to users or the separate flat transaction fee that we are able to charge our users, or modifications by competitors to their fee models;
•	we fail to provide adequate customer service for our users and retail partners;
•	regulatory and governmental bodies in countries that we target for expansion express negative views towards cryptocurrency-related services and, more broadly, the digital financial system; or
•	we or other companies in our industry are the subject of adverse media reports or other negative publicity.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users, which may have an adverse impact on our revenue, business, operating results, and financial condition. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.

Adverse economic conditions may affect our business.

Our performance is subject to general economic conditions, and their impact on the digital currency markets and our customers. The United States and other international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on the Company is highly uncertain and dependent on a variety of factors, including global adoption of cryptocurrencies, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital currency markets. To the extent that conditions in the general economic and digital currency markets materially deteriorate, our ability to attract and retain customers may suffer.

Due to unfamiliarity and some negative publicity associated with cryptocurrency-related businesses, existing and potential users may lose confidence in cryptocurrency-related products and services, which could negatively affect our business.

Cryptocurrency and related products and services are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, users and the general public may lose confidence in cryptocurrency businesses, including regulated businesses like ours.

Since the inception of the digital financial system, numerous cryptocurrency businesses have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these businesses were not compensated or made whole for their losses. Larger businesses, like us, are more appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. For example, in May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Further, in the first half of 2022, major cryptocurrency lending platforms declared bankruptcy, resulting in a loss of confidence in participants of the digital financial system and negative publicity surrounding cryptocurrency more broadly.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, and crypto assets we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our common stock.

Risk Factors Related to Our Operations in El Salvador

Expansion of business operations in El Salvador may not produce the positive results as planned.

We have established significant operations in El Salvador to support the country’s efforts to use Bitcoin as legal tender. However, there are many factors that could disrupt the implementation of Bitcoin Law in El Salvador, and as a result, our operations in El Salvador. Any of such disruptions can have a negative impact on the financial position of the Company. They could jeopardize our expansion plan and be detrimental to our business. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," though it remains "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. Even under the new voluntary directive, Bitcoin remains legal tender, and we believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement, and this service is unaffected by whether Bitcoin use is voluntary or mandatory.

The government is also stepping back from its involvement in Chivo Wallet, the state-backed digital wallet, by either transferring it to private sector management or terminating the program, as part of the country’s agreement with the International Monetary Fund. We believe this development may open opportunities for private companies (including the Company) to fill any service gaps left by the government’s reduced role. We have assessed the impact of the legislative changes and the Chivo transition and do not foresee a negative impact on our business, in part because our existing ATM operations and customer base in El Salvador are expected to continue without disruption. There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

Our operations in El Salvador are subject to the following additional risks:

•	Exposure to Bitcoin volatility. While Bitcoin can be used as a speculative asset to generate significant gains, it can also generate major losses. Bitcoin pricing has fluctuated from $16,500 on December 31, 2022 to $42,000 on December 31, 2023 to $93,429 on December 31, 2024 to $82,548.91 on March 31, 2025. Holding or transacting in such an unstable asset is particularly risky for people with low incomes, who can ill afford to sustain price swings as large as 30% in a single day and may become victims of a significant collapse. If there was a significant reduction in the fair value of Bitcoin, the reduction of value of Bitcoin held in the El Salvadoran national reserves could be a destabilizing event for the country and could impact the existing Bitcoin Law. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," though it remains "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. Even under the new voluntary regime, Bitcoin remains legal tender, and we believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement, and this service is unaffected by whether Bitcoin use is voluntary or mandatory.

The government is also stepping back from its involvement in Chivo Wallet, the state-backed digital wallet, by either transferring it to private sector management or terminating the program, as part of the country’s agreement with the International Monetary Fund. We believe this development may open opportunities for private companies (including the Company) to fill any service gaps left by the government’s reduced role. We have assessed the impact of the legislative changes and the Chivo transition and do not foresee a negative impact on our business, in part because our existing ATM operations and customer base in El Salvador are expected to continue without disruption.

There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

•	Depletion of banking assets. In today’s El Salvador, banks connect savers and borrowers. If most Salvadorans start using Bitcoin, their savings will be stored in digital wallets away from potential borrowers who would otherwise use it to fund projects. Massive adoption of Bitcoin could drain banks of savings and raise the cost of borrowing for companies and individuals, who would face higher interest rates. If that occurs, the economy of El Salvador and implementation of the Bitcoin Law could be negatively affected.

•	Lack of transparency/money laundering. Adopting Bitcoin as legal tender is not without certain challenges or risks since Bitcoin’s practical implementation has yet to be defined by regulators. Internationally, the cryptocurrency has been used for money laundering and to facilitate illegal activities. The intergovernmental Financial Action Task Force (“FATF”) may increase monitoring of El Salvadoran banks, businesses, and other financial institutions. The FATF is the international “money laundering and terrorist financing watchdog.” It reviews countries’ anti-money laundering and counter-financing terrorism practices. If the FATF determines that a country is exposed to financial crime, the flagged country is placed on either the list of “Jurisdictions under Increased Monitoring,” known as the “grey list,” or the list of “Jurisdictions subject to a Call for Action,” known as the “black list.” When a country is placed on the grey list, it must cooperate with increased FATF monitoring. When a country is placed on the black list, the FATF urges its 39 member nations and over 200 affiliated nations to apply enhanced due diligence and impose countermeasures, such as sanctions. From an FATF regulatory perspective, El Salvador has been in full compliance, however, that may likely change after the Bitcoin Law has been fully implemented. For example, the FATF mandates that the parties engaging in virtual-asset transactions provide complete and sufficient know-your-customer information. It also requires that senders and recipients of virtual assets obtain accurate knowledge and information about “the transaction, the source of funds, and the relationship with the counterparty.” The chances of Bitcoin transactions meeting such requirements are unlikely and El Salvador may be subject to sanctions. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

•	Loss of central bank reserves. El Salvador currently carries a large debt burden (approximately 87.9% of GDP as of April 2025 according to the International Monetary Fund (“IMF”)) and has a challenging amortization schedule. To navigate this difficult fiscal environment during the pandemic, El Salvador reached out to the International Monetary Fund (“IMF”) and was approved for a 40-month arrangement under the Extended Fund Facility for El Salvador, with access to $1.4 billion and an immediate disbursement of $113 million. The IMF stipulated that the arrangement is expected to catalyze additional multilateral financial support, for a combined overall financing package of over US$3.5 billion over the program period. The IMF also declared that “the potential risks of the Bitcoin project are being addressed in line with Fund policies and with Fund advice to the authorities. Prior actions include legal reforms that have made acceptance of Bitcoin by the private sector voluntary and ensured that tax payments are made only in U.S. dollars. Transparency of the public crypto e-wallet has been strengthened, and the government plans to gradually unwind its participation in the e-wallet. Going forward, program commitments will confine government engagement in Bitcoin-related economic activities, as well as government transactions in and purchases of Bitcoin. Regulation and supervision of digital assets will be enhanced in line with evolving international best practices”.. Moody’s rating agency has downgraded the country’s debt further from B3 to Caa3 on November 26, 2024, with its outlook stable; that rating has remained unchanged. Those factors may negatively affect the economy of El Salvador and disrupt the implementation of the Bitcoin Law. However, six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the modified Bitcoin Law and their impact on the Company’s operations.

•	Continued negative publicity in the media with respect to Chivo S.A. de C.V. the Chivo Ecosystem, of Bitcoin ATMs in general, or of the Company’s services could have a material adverse effect on our business. The Government of El Salvador, through Chivo operates the Chivo digital wallet. The government purchased software and related services from the Company and used this software from the launch of the Chivo digital wallet in September of 2021 until December of 2021. According to media reports, the Chivo company’s operation of the Chivo digital wallet is not subject to public reporting or auditing by a banking regulator. Therefore, there is no way for an outside observer to know that the assets held by Chivo S.A. de C.V. are sufficient to cover the liabilities (user balances) of the Chivo digital wallet. If there are negative views presented in the news about the assets held by Chivo S.A. de C.V, or of the quality of its service offerings, or its lack of transparency, or fraud, or identity theft connected with the usage of the Chivo digital wallet, or any reported problems related to the Chivo digital wallet (either the version written by the Company or any subsequent version not using the Company’s Intellectual Property), then the Company’s reputation could be damaged which may negatively affect an investment in our common stock.

•	Failure to maintain sufficient cash in Chivo branded ATMs to meet demand could have a material adverse effect on our reputation. Chivo S.A. de C.V. also directs the Company as to how much physical cash should be loaded into the Chivo ATMs in El Salvador for the purpose of ATM users retrieving U.S. Dollar currency in exchange for their Bitcoin or dollars held in the Chivo digital wallet. If for any reason, there is not sufficient physical cash loaded into a Chivo ATM to meet the total demand for such cash, the ATM will be unable to initiate additional transactions to dispense cash to a user and the user will see the machine as non-functional. This could create negative impression of the Chivo Ecosystem, of Bitcoin ATMs in general, of the Company’s services, or the Company’s reputation and negatively affect an investment in our common stock.

•	Capital flight. Bitcoin Law could facilitate a capital flight, especially during a crisis. Many emerging markets control the flow of capital in and out of their countries to avoid a macroeconomic crisis or to prevent one from worsening. However, Bitcoin can facilitate such a flight: Once dollars are converted to Bitcoin, they can easily be sent to anyone in the world, without any control or tracking. Such an event would have a negative effect on the economy of El Salvador. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

•	Environmental concerns about Bitcoin mining. The system on which Bitcoin is currently based consumes large amounts of electricity, making it particularly taxing for the environment. President Bukele believes that the country’s cheap, clean, and renewable geothermal energy from volcanoes can power Bitcoin mining rigs, thus reducing its carbon footprint. It is not clear at this time if such a solution would solve the environmental concerns.

Risks related to the custody of the private keys associated with the Chivo wallet system, including any risk of loss or compromise of such private keys.

The Government of El Salvador (or its designated Chivo wallet operator) retains custody of the private keys associated with the Chivo wallet system. The Company’s role is strictly limited to operating the ATM infrastructure and facilitating the transfer of cash from the ATMs to the banks that Chivo transacts with. We do not have custody or manage Bitcoin on behalf of Chivo or its end users. Furthermore, the Company does not have access to end users of the Chivo system. The end users who participate in the Chivo wallet system, also do not have access to the private keys to the Chivo wallet. When the end user chooses to receive Bitcoins in the Chivo wallet, the end user agrees that the Government of El Salvador (or its designated Chivo wallet operator) retains custody of the private keys associated with the wallet. Since the Company is neither the custodian of the private keys nor is the Company involved in the transactions between the end users and Chivo, any compromise or loss of these private keys could adversely affect public confidence in the Chivo wallet system, negatively affecting its reputation or brand, and consequently potentially reducing the number of transactions conducted through Chivo-branded ATMs resulting in lowering associated management fees earned by the Company. However, based on the Company’s assessment, such loss or compromise of private keys associated with Chivo wallet system, would likely have only limited potential impact on the Company’s overall business because revenues from Chivo represent an insignificant fraction of the Company’s total operations and revenues. No assurance can be made that the impact of any reputational risk will not be of a significant nature in the future.

The Company entered into certain agreements with the government of El Salvador, for the operation and management of the Chivo branded ATMs, however such contracts do not obligate the Company to assume the risk of loss or compromise of private keys associated with Chivo wallet system.

Political and economic developments in El Salvador may adversely affect Bitcoin Law.

El Salvador’s Bitcoin Law has been greeted with skepticism from both Salvadorans and international financial institutions. The population might not fully embrace Bitcoin. Requiring every business to accept Bitcoin for goods and services without adequate access to technology may be a difficult obstacle to overcome and Bitcoin Law can be changed if it remains unpopular under a successor administration. Any of these concerns could disrupt our operations in El Salvador and have a negative impact on the financial position of the Company. Although several political leaders around the globe have voiced support for the Bitcoin Law enacted by El Salvador, and cryptocurrencies such as Bitcoin are widely used and accepted as forms of payment in many countries, only the Central African Republic and El Salvador have taken official steps to adopt Bitcoin as legal tender. However, six articles of the El Salvadorian Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations .

There is political discontent in El Salvador with President Bukele’s ouster of Supreme Court judges and the potential for the president to seek a second consecutive term. The presidential period is five years in El Salvador. Consecutive re-election is not permitted, though previously elected presidents may run for a second, non-consecutive term. Recently, El Salvador’s top court and its election authority have removed what seemed to be a constitutional ban on consecutive presidential reelection, which has resulted in President Nayib Bukele seeking a second term in 2024. President Bukele won his second term in February 2024 with the vote of 85%, however, if there is a change in El Salvador’s administration after his five-year term expires, it may negatively affect Bitcoin Law and our operations in El Salvador.

Our contracts with the El Salvador government may be negatively impacted

We have entered into agreements with the Government of El Salvador, pursuant to which we have installed and are currently operating 200 Chivo Bitcoin ATMs in El Salvador, 10 Chivo Bitcoin ATMs at El Salvador consulates in the U.S., 45 Chivo Bitcoin ATMs in other U.S. locations, with 10 ATMs in storage (as of March 31, 2025), importing and delivering 950 Chivo POS terminals for local businesses in El Salvador to transact with bitcoin, and developing and maintaining the software for the Chivo digital wallet. Each obligation comes with its own set of operational risks in addition to risks set forth herein, including but not limited to the volatile nature of crypto assets, data breach and crypto hacks, fraud conducted by users of the services offered by the Government of El Salvador, changes in U.S. and foreign laws and regulations, talent acquisition and retention, and general economic conditions. If we fail to fulfil our contractual obligations, our agreements may be terminated which may negatively impact our financial standing and reputation. For the three months ended March 31, 2025, approximately 4.6% of our revenues have been from the El Salvador government through our white-label service. In December 2024, the Company entered into a new Master Services Agreement (“MSA”) and Service Level Agreement (“SLA”) with the Government of El Salvador, which expires in December 2027. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement to finalize balances owed between the parties and terminate the original MSA, Contracts and Addendums between the Company and the Department of Treasury of El Salvador. The settlement was effective as of April 2023 with full satisfaction of all obligations thereunder. Our agreements with the Government of El Salvador may also be modified or terminated by the Government of El Salvador for any reason including but not limited to regime change, additional competition, and loss of political support. Any such unfavorable change in our business operations in El Salvador, including the termination of any contracts with the Government of El Salvador, would adversely affect our revenues and profitability, and could negatively affect an investment in our shares of common stock. No white-label ATMs have been terminated by the El Salvador government through March 31, 2025. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

Risk Factors Related to the Bitcoin Network, Wallets, Bitcoin, and Crypto Assets

Bitcoin, and most other crypto assets based on public key cryptography, are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoin are held.

While the Bitcoin Network, and similar blockchain protocol networks, require a public key relating to a digital wallet to be published when used in a spending transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent a private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, Athena will be unable to access the Bitcoin, or other crypto assets, held in the related digital wallet. Any loss of private keys relating to digital wallets used to store Athena’s Bitcoin, or other crypto assets, could adversely affect our business, financial condition and results of operations and ultimately any investment in our common stock. Our hot wallets are maintained by BitGo, a regulated third-party custodian, and not by Company personnel. The Company has engaged BitGo (a qualified custodian) to secure our digital assets. BitGo provides multi-signature wallet services and secure key management for the Bitcoin that the Company holds for its own account and for facilitating customer transactions. By entrusting this function to BitGo, we add a layer of security and risk mitigation (given BitGo’s expertise and insurance arrangements) beyond what could be achieved with in-house custody.

The future and development of the Bitcoin Protocol and other blockchain technologies are subject to a variety of factors that are difficult to evaluate.

The further development and acceptance of the Bitcoin Network and other cryptographic and algorithmic protocols governing the issuance of transactions in Bitcoin and other crypto asset, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. Athena does not participate in the development of the Bitcoin Network and has little to no influence over the software developers who write the code or the miners who run the Bitcoin Network. The slowing or stopping of the development or acceptance of the Bitcoin Network could adversely affect our business, financial condition and results of operations and ultimately any investment in our common stock.

The further development and acceptance of cryptocurrency networks and other cryptocurrencies, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to predict and evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Cryptocurrency that may be used to buy and sell goods and services, among other things, are a new and rapidly evolving industry which is subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

•	continued worldwide growth in the adoption and use of cryptocurrencies;
•	governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar cryptocurrency systems;
•	the maintenance and development of the open-source software protocol of cryptocurrency networks;
•	changes in consumer demographics and public tastes and preferences;
•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	general economic conditions and the regulatory environment relating to cryptocurrency; and
•	the impact of regulators focusing on cryptocurrencies and digital securities and the costs associated with such regulatory oversight. A decline in the popularity or acceptance of the digital asset networks could adversely affect an investment in us.

We are, or may in the future, be susceptible to risks arising from disruptions in crypto asset markets. Such risks could potentially result in, among other things:

•	the depreciation of investments held in us, including the depreciation in the price of our publicly-traded stock;
•	decreased user demand for our products and services;
•	financing risks to us, including relating to our ability to obtain equity and debt financing;
•	increased losses or impairments of the crypto assets held by us;
•	legal proceedings and government investigations involving us or our affiliates or other third-parties with which we do business; or
•	indirect risks to our business due to any adverse impact of recent or future crypto market disruptions on our users, suppliers or other counterparties.

Additionally, although we are not directly connected to recent crypto market events, we may still suffer reputational harm due to our association with the cryptocurrency industry in light of the recent disruption in, or as a result of any future disruptions in, the crypto asset markets. Specifically, recent negative publicity stemming from these market disruptions and speculation of potential future disruptions increases our risk of reputational harm simply by association with the industry.

Further, any future market disruptions resulting in overall decreased interest in Bitcoin could harm our business. The prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain.

The number of user transactions and our transaction volumes is partially dependent on the price of bitcoin, as well as the associated demand for buying, selling, and trading bitcoin, which can be, and historically have been, volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any such declines, or any declines in the price of bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us due to an associated decrease in demand for our products and services. The price and trading volume of any cryptocurrency, including bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, as discussed elsewhere in this section under the subheading “Our transaction volume may be partially dependent on the prices of bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.”

Stable Coins may not have any intrinsic value.

Tether, USD Coin, Dai and TrueUSD are examples of stable coins. Stable coins are crypto assets designed to have a stable value over time as compared to typically volatile crypto assets and are typically marketed as being pegged to a Fiat Currency, most commonly the U.S. Dollar, at a rate of 1:1. Stable coins make up an estimated 7.04% of the total market cap of crypto assets. The largest stable coin is Tether, which is the third largest crypto asset by market cap at $144 billion per Coinmarketcap.com as of March 31, 2025. Some have argued that some stable coins, particularly Tether, are improperly issued without sufficient backing, and have also argued that those associated with certain stable coins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. Terra (LUNA), another stable coin, collapsed in May 2022 due to issues with its algorithm, resulting in the stable coin losing all value. This sent shockwaves through the crypto market, with the total market cap of crypto assets decreasing by approximately 22% during May 2022. Volatility in stable coins, operational issues with stable coins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stable coins, or regulatory concerns about stable coin issuers or intermediaries, such as crypto asset spot markets, that support stable coins, could have a significant impact on the global crypto market.

A temporary or permanent blockchain “fork” to any supported crypto asset could adversely affect our business.

Blockchain protocols, including Bitcoin, Ethereum, and Litecoin, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum, Litecoin, or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin, Ethereum, Litecoin, or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum, Litecoin, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability.

Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity can dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, Ethereum, Litecoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending”, plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our assets.

From time to time, we may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business.

To support any crypto asset, a variety of front and back-end technical and development work is required to ensure proper operations including pricing, transfer, accounting, and other solutions for our Bitcoin ATM fleet, and to integrate such supported crypto asset with our existing infrastructure. For certain crypto assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future crypto asset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such crypto assets, our assets may be frozen or lost, the security of our crypto asset wallets may be compromised, and technical infrastructure may be affected, all of which could adversely impact our business.

If miners or validators of any crypto asset network demand high transaction fees, our operating results may be adversely affected.

We pay miner fees when transmitting crypto assets including bitcoin to customers upon completion of their purchase. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer bitcoin between our regional wallets. However, miner fees can be unpredictable. For instance, in 2017, Bitcoin miner fees increased from approximately $0.35 per transaction in January 2017 to over $50 per transaction in December 2017. Even though Bitcoin’s miner fees have since decreased to an average of $1.276 per transaction on March 31, 2025, if the demand for Bitcoin remains at current levels, we could experience high costs in excess of our historical performance. Although we attempt to adjust our pricing to pass through these expenses to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.

We are subject to an extensive and rapidly evolving regulatory environment, and if a particular crypto asset we transact or transacted in is characterized as a “security”, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, and legal and regulatory interpretations and guidance in the markets in which we operate. The scope of laws, rules, and regulations that can impact our business is expansive and includes certain of the requirements that apply to financial services, money transmission, privacy protection, cybersecurity, electronic payments, securities and commodities regulation, data governance, data protection, fraud detection, marketing (including the Telephone Consumer Protection Act of 1991), civil rights (including the Americans with Disabilities Act, which generally requires, among other things, that our Athena Bitcoin ATMs be accessible to individuals with disabilities, such as visually- impaired persons), competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing as well as bespoke cryptocurrency, and related cryptocurrency laws that have been adopted in some jurisdictions that can impact cryptocurrency custody, cryptocurrency exchange and transfer, as well as cross-border and domestic cryptocurrency transmission.

We evaluate all products and services prior to launch under U.S. federal and applicable international securities laws. As part of determining whether a particular crypto asset is a security for purposes of the federal securities laws, we have taken into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve. The laws, rules, and regulations thereunder may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgment as to whether these crypto assets meet the definition of a security. Our conclusions based on our legal analysis of the criteria discussed herein, do not constitute a legal determination and are not binding on regulators or the courts. It is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time. We have established policies and practices to evaluate each crypto asset that we sell to customers, as discussed above, including applying the Howey and Reves tests, as may be applicable, to each crypto asset that we sell to customers. The Howey test is a legal framework outlined by the U.S. Supreme Court to determine whether a transaction qualifies as an investment contract (security) and would be subject to U.S. securities laws. This test requires the following four criteria to be met: investment of money, expectations of profits, common enterprise and reliance on the efforts of others. The crypto assets that the Company sells to customers do not meet all four of these definitions. The Company does not believe that Bitcoin and Bitcoin Cash meet the criterion of satisfying the definition of a common enterprise; as investors are not pooling their funds, there is no promoter or issuer and they have never sought public funds to help develop its technology. Further, an investor’s success is not reliant on the efforts of others. The Company evaluated Ethereum, including the assessment of the impacts of the change from proof-of-work to proof-of-stake and concludes that Ethereum does not meet the definition of a security as it does not satisfy the common enterprise criterion or the reliance of others criterion. We believe that the Ethereum network remains decentralized and that there is no horizontal or vertical commonality between validators. Horizonal and vertical commonality requires the entrepreneurial efforts of a promoter, which the Company believes that Ethereum does not have. Profits (rewards) are determined primarily based on each validator’s individual effort and they do not expect rewards from the efforts of other validators. The Company further notes that the Company has not provided staking abilities and benefits to customers for Ethereum, resulting in no change in the Company’s conclusion that Ethereum does not meet the Howey test.

We have considered and determined that the recent completion of Ethereum’s transition to Proof-of-Stake consensus, known as “the Merge”, has not caused Ethereum to have become a security for a variety of reasons including, but not limited to those discussed below. Consistent with the holdings in recent federal court cases involving Ripple and Terraform, we believe that whether something is an investment contract under the Howey test is a transaction-specific assessment that does not attach to the underlying object of that transaction as the underlying object of a transaction is not itself “a contract, transaction or scheme.” We therefore believe that a digital asset such as Ethereum cannot itself be an investment contract security, including after the Merge. We also believe that Ethereum is a consumable commodity that is not a security. Ethereum was used in making gas fee payments on the Ethereum Network prior to the Merge and continues to be extensively used in this capacity after the Merge. The Merge also introduced a new use for Ethereum as part of the new consensus mechanism, which provides further evidence that Ethereum is a consumable commodity and not a security. We further believe that any expectations of profit a purchaser of Ethereum may possess from their purchase depends on the overall market for Ethereum, not any identifiable “other” or issuer as required in the Howey test. Specifically, we believe that Ethereum’s value derives from the supply and demand for useful applications built on the Ethereum Network. We believe this to be the case before the Merge and continues to be the case after the Merge. We also believe that even if a holder of Ethereum expects profits based upon the action of persons directly involved in updating the Ethereum Network’s code, or in publishing new blocks of transactions on the Ethereum Network, the group of persons involved in such activities is sufficiently decentralized such that there is no “other” upon whom a purchaser could rely for Howey purposes. There were thousands of developers working on the Ethereum Network’s code before the Merge, and there continue to be today, and the same can be said of thousands of miners publishing blocks on the Ethereum Network. We therefore believe that the Ethereum Network remains “sufficiently decentralized” and that Ethereum is not a security. We have also considered that, similar to profits that could be sought from mining under proof of work, any profits realized from validating Ethereum transactions only accrue to those who affirmatively engage in validation efforts, rather than holders of Ethereum more generally. Any of these profits are also based on the validator’s own efforts to engage in validation, and not the efforts of identifiable “others” more generally. We believe Ethereum is not a security because futures contracts with Ethereum as the underlying asset continue to be offered by trading platforms regulated only by the CFTC, even after the Merge.  In addition, we have considered generally whether the Merge may have caused Ethereum to be classified as a security under Reves or any other instrument making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act, and concluded that it did not.

We believe that we have applied the proper legal standards in determining that Ethereum is not a security in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, we acknowledge that Ethereum may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding our prior conclusion; and our prior conclusion, even if reasonable under the circumstances, would not constitute a legal determination binding on regulators or the courts and would not preclude legal or regulatory action based on the presence of a security.

The Company does not believe that Tether or Litecoin meet the criterion of expectation of profit and therefore they are not securities. While Tether is a stable coin that is pegged to the U.S. Dollar, Litecoin is not a stable coin, and it is valued based on market value.

We currently offer only Bitcoin for sale at all our ATM machines. We also operate Athena Plus for private clients and trade customers of the Company. We buy and sell Bitcoin through our Athena Plus services, but we have also facilitated transactions in other crypto assets prior to July 19, 2023. For the three months ended March 31, 2025, we had 41 Athena Plus transactions for Bitcoin. For the year ended December 31, 2024 we had 83 Athena Plus transactions for Bitcoin. Since July 19, 2023, we do not transact, or make offers to transact with our customers, in any crypto assets except Bitcoin.  We may offer additional cryptocurrencies in the future only if there were significant customer demand for a specific crypto asset and that crypto asset was available to us through multiple trading partners, crypto exchanges and crypto asset brokers.

We believe that we have applied the proper legal standards in determining that the crypto assets we sell to customers are not a “security” in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, we acknowledge that a crypto asset we sell to customers may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding our prior conclusion based on our analysis; and our prior conclusion, even if reasonable under the circumstances, would not constitute a legal determination binding on regulators or the courts, and would not preclude legal or regulatory action based on the presence of a security.

The classification of a crypto asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a crypto asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system, or ATS, in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. If Bitcoin, Ether, Litecoin, and BCH or any other crypto asset we transacted in the past as listed above, is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset (if it is still being used in our transactions) or for our Company if it is determined that certain securities laws were violated and we may be subject to regulatory scrutiny, investigation and penalties. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities. Additionally, new laws, regulations, or interpretations may result in litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services, or could impact how we offer such products and services. Foreign jurisdictions may have similar regulations and licensing, registration, and qualification requirements.

Any failure to obtain or maintain necessary money transmission and virtual currency business activity registrations and licenses could adversely affect our operations.

In the United States, we have obtained licenses to operate as a money transmitter, or the equivalent, in the states where we understand such licenses or equivalent are required to conduct our business. We also currently operate in states where we do not believe we are required, or have been informed by the relevant jurisdiction that we are not required, to obtain money transmitter licenses or any other required licenses. This belief is based on our analysis of the applicable laws and regulations and/or our communications with the regulators in the relevant jurisdiction. We plan to apply for money transmitter or virtual currency licenses or their equivalents in additional jurisdictions as needed. As we obtain additional licenses, we may be required to bear substantial costs to comply with the requirements of the additional states or jurisdictions. If our licenses are not renewed, we are denied licenses in additional states or jurisdictions where we choose to apply for a license, or jurisdictions that have previously not required a license require a license in the future, we could be forced to seek a license or change our business practices.

As a money services business and a money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, user notice and disclosure, reporting, recordkeeping and cybersecurity requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entity within our corporate structure is subject to inspection and examination by the state licensing agencies and certain actions involving that entity, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval. Further, if we were found by these regulators to be in violation of any applicable laws, rules, or regulations, we could be subject to fines, penalties, lawsuits, and enforcement actions, additional compliance requirements, increased regulatory scrutiny of our business, restriction of our operations, or damage to our reputation or brand. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without such compliance harming our business, financial condition, and operating results.

Certain jurisdictions have enacted rules that require money transmitters, money services businesses, or virtual currency businesses to establish and maintain transaction monitoring, filtering, scanning and cybersecurity. programs. Wherever we are subject to these rules, we are required to adopt business practices that require additional expenditures and impact our operating results.

Additionally, if federal, state, or international regulators were to take actions that limit or prohibit us or our business partners from continuing to operate our business or their businesses as currently operated, whether by imposing additional requirements, compliance obligations or sanctions, such actions could harm our business. Any change to our business practices that makes our service less attractive to users or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

Risk Factors Related to Current and Future Regulations and Other Law Enforcement Actions

The regulations that govern our primary business operations are in flux and could change in unpredictable ways that negatively affect our business operations, demand for our services, or our financial position.

Current regulations acknowledge and allow for companies to sell bitcoin and other crypto assets in the United States and other countries where Athena operates. If regulations change to disallow the sale of bitcoin or other crypto assets such a change could have a negative impact on revenues and adversely affect an investment in our common stock. Current regulations require Know Your Customer (“KYC”) information be collected as part of a Customer Information Program (“CIP”).

The Company currently has an Anti-Money-Laundering (“AML”) / Bank Secrecy Act (“BSA”) policy and Procedures Manual to comply with FinCEN regulatory requirements regarding CIP and KYC. Athena employs a risk-based approach and a tiered system using a number of systems and AML analysts as well as various compliance triggers associated with its software. For transactions up to $2,000 per day, in the states and territories of the United States which do not currently restrict daily transaction limits (Tier 1) customers insert a phone number and Athena utilizes an onboarding tool which provides a name and address associated with the phone number provided. If a customer wishes to purchase greater than $2,000 a day (Tier 2), Athena requires a driver’s license ID scan which captures name, birthdate, physical address, and ID number. A customer cannot proceed at this level without complying with this step. If a customer wishes to use a passport, at this level, the customer can contact Athena to validate the passport. If a customer purchases $3,000, the customer will also be required to submit their social security number. Athena has other compliance triggers for similar information over the course of a customer’s spending as well as photos taken of the customer at each transaction. Athena has defined procedures for enhanced due diligence procedures based on a risk-based approach. These procedures utilize investigative software and customer question forms to obtain additional KYC and source of funds information. Athena also uses a sophisticated tool to ensure that when the Company transmits Bitcoin, it is not sent to a high risk or prohibited wallet. The tool will block any such transmissions. Finally, Athena utilizes a variety of anti-fraud measures including various warnings and a pledge of ownership that the customer owns and controls the submitted wallet.

If regulations change and require significantly more information to be collected from customers, this change may have a negative impact on customer behavior and could adversely affect our business, financial condition and results of operations and ultimately any investment in our common stock.

We are subject to an extensive and highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws, rules, and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, and legal and regulatory interpretations and guidance in the markets in which we operate. The scope of laws, rules, and regulations that can impact our business is expansive and includes certain of the requirements that apply to financial services, money transmission, privacy protection, cybersecurity, electronic payments, securities and commodities regulation, data governance, data protection, fraud detection, marketing. civil rights (including the Americans with Disabilities Act, which generally requires, among other things, that our employees be accessible to individuals with disabilities), competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. These laws include bespoke cryptocurrency and cryptocurrency laws that have been adopted in some jurisdictions that can impact cryptocurrency custody, exchange, and transfer, cross-border and domestic crypto asset transmissions.

Many of these laws, rules and regulations were adopted prior to the advent of the internet, mobile technologies, crypto assets and related technologies. As a result, some applicable laws, rules and regulations may not contemplate or address unique issues associated with crypto assets or the digital financial system, may be subject to significant uncertainty, and may vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of cryptocurrencies and the digital financial system requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. See also “We are subject to an extensive and rapidly evolving regulatory environment, and if a particular crypto asset we transact or transacted in is characterized as a “security”, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition”.

To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of authorizations, registrations or licenses, limitations on our products and services, whistleblower complaints, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws, rules and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the U.S. and in other jurisdictions may adopt new laws, rules, regulations and regulatory requirements. For example, we could become subject to laws, regulations or other regulatory action imposing restrictions, disclosure requirements or limitations on the transaction fees that we are able to charge our users for bitcoin transactions, including the markup at which we sell bitcoin to users and the separate flat transaction fee that we charge. As a result, we may not be able to sell bitcoin at a profitable margin, which would adversely affect our revenue and financial condition. Furthermore, new interpretations of existing laws, rules, and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the digital financial system as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new registration or licensing requirements, or imposing a total ban on certain bitcoin transactions, as has occurred in certain jurisdictions in the past.

We are subject to ongoing supervision, examination, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, and foreign financial service regulators. As a result of findings from these reviews and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance policies and procedures from time to time, limiting the kinds of users that we provide services to, changing, terminating, or delaying our registrations or licenses and the introduction of our existing or new product and services, and undertaking further external audits. From time to time, we may receive examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including user due diligence, transaction monitoring, training, and regulatory reporting and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing authorizations, registrations or licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business practices, as well as increased costs, and supervision and examination for ourselves and our service providers. Moreover, new laws, rules, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws, rules, and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

It may become illegal to acquire, own, hold, sell, or use Bitcoin or other cryptocurrencies, participate in blockchains or utilize cryptocurrencies in other countries, which would adversely affect us.

Although currently the use of crypto assets generally is not restricted in most countries, countries such as China and Russia have taken harsh regulatory actions to curb the use of cryptocurrencies and may continue to take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for Fiat Currency. In September 2021, China instituted a blanket ban on all cryptocurrency transactions and mining, including services provided by overseas cryptocurrency exchanges in mainland China, effectively making all cryptocurrency-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in cryptocurrency for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin or other cryptocurrencies. In January 2022, the Central Bank of Russia called for a ban on crypto asset activities ranging from mining to trading. While our operations are currently limited to the U.S. and Latin America, such restrictions may adversely affect our growth potential or us if the restrictions limit the large-scale use of cryptocurrency or if the use of cryptocurrency becomes confined to certain regions globally. Such circumstances could have a material adverse effect on our business, prospects, operating results, and financial condition.

The digital financial system is continually being developed. As a result, governments and policymakers are still considering what a regulatory regime for cryptocurrencies should look like. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, operating results, and financial condition could be adversely affected.

The digital financial system is continually being developed and the new laws are being proposed and enacted. As a result, many policymakers are just beginning to consider what a regulatory regime for cryptocurrency should look like and the elements that would serve as the foundation for such a regime. As cryptocurrency has grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer protection agencies, and public advocacy groups have been examining the operations of cryptocurrency networks, users and platforms, with a focus on how cryptocurrencies can be used to launder the proceeds of illicit activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold cryptocurrencies for users. Many of these entities have called for heightened regulatory oversight, and have proposed legislation and regulations, undertaken enforcement actions and/or issued consumer advisories describing the risks posed by cryptocurrencies to users and investors. The impacts of such potential and proposed heightened regulatory oversight are not yet known. For example, on November 20, 2023, the California Department of Financial Protection and Innovation (“DFPI”) issued an invitation for comments on a potential rulemaking relating to two new California laws that will impose sweeping obligations on companies engaged in virtual currency activities in California and with California residents. The first law, Assembly Bill 39, prohibits people from engaging in digital financial asset business activity – or holding themselves out as being able to engage in digital financial asset business activity – without meeting certain criteria and obtaining a license from the DFPI, including compliance obligations and stable coin approvals among other guidelines. The second, Senate Bill 401, imposes requirements on operators of digital financial asset transaction kiosks. The DFPI refers to the two bills collectively as the Digital Financial Assets Law. The DFAL began taking effect on January 1, 2024, with covered persons required to be licensed, or to have submitted a license application and be awaiting approval or denial of that application, on or before July 1, 2025.

Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the digital financial system have started to engage policymakers directly and with the help of external advisors and lobbyists, but this work is still in a relatively nascent stage. As a result, new laws, rules, and regulations may be proposed and adopted in the U.S. and internationally, or existing laws, rules, and regulations may be interpreted in new ways, that harm the digital financial system or digital asset businesses, which could adversely impact our business.

Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions may increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.

If we expand our activities to other countries we do not currently operate in, we may become obligated to comply with additional laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer products and services on a cross-border basis. For instance, financial regulators outside the U.S. have in recent months significantly increased their scrutiny of digital asset exchanges, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, cryptocurrencies, and related technologies outside of the U.S. are evolving, extensive and could impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws, rules, and regulations related to economic sanctions and export controls enforced by U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counterterrorist financing laws, rules, and regulations enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic of Ukraine, the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the U.S., the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus.

We have an Office of Foreign Assets Control (“OFAC”) compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions, and our expansion into additional jurisdictions may subject us to additional risks related to use of our services by sanctioned persons.

From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

Regulators worldwide frequently study each other’s approaches to the regulation of the digital financial system. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. The complexity of U.S. federal and state and international regulatory and enforcement regimes could result in a single event prompting numerous overlapping investigations and legal and regulatory proceedings by multiple government authorities across different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws, rules, and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

Complex and evolving U.S. and international laws, rules and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

We are subject to requirements relating to data privacy and the collection, processing, storage, transfer, and use of data under U.S. federal, state and foreign laws. For example, the U.S. Federal Trade Commission (FTC) routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies’ privacy practices. The California Consumer Protection Act, which became effective on January 1, 2020, imposes heightened data privacy requirements on companies that collect information from California residents. If we are unable to meet any such requirements, we may be subject to significant fines or penalties. As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy laws, rules, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, and harm to our users. These consequences could materially adversely affect our business, financial condition and results of operations.

In addition, we make information available to certain U.S. federal and state agencies, as well as certain foreign, government agencies in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations. In recent years, we have experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals may conflict, and the law in these areas may not be consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition, and results of operations.

Future developments in tax laws or regulations regarding the treatment and reporting of cryptocurrencies for U.S. and foreign tax purposes could adversely impact our tax expense and liabilities, reporting obligations, liquidity, and business.

Due to the new and evolving nature of cryptocurrencies and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving cryptocurrencies, such as the purchase and sale of cryptocurrencies, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. and foreign income tax purposes. In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions” (which have been periodically updated), that provide additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of virtual currency. However, this guidance does not address other significant aspects of the U.S. federal income tax treatment of cryptocurrencies and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions. Although we believe our treatment of digital asset transactions for federal income tax purposes is consistent with existing guidance provided by the IRS and existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset transactions for U.S. tax purposes, which could adversely affect our users and our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. user base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. users and the vitality of our platforms outside of the U.S. There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to cryptocurrencies in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional guidance may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations for purposes of U.S. tax or other foreign tax regulations. Any such alteration of existing IRS, U.S. state and foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for holders of cryptocurrencies and could have an adverse effect on the value of cryptocurrencies and the broader cryptocurrency markets. Future technological and operational developments that may arise with respect to cryptocurrencies may increase the uncertainty with respect to the treatment of cryptocurrency for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our users, and could adversely impact our business, including if the volume of cryptocurrency transactions decreases due to an adverse tax effect.

Sanctions could cause us to cease operations in foreign countries or dealings with foreign citizens.

Sanctions, such as those promulgated by the U.S. Department of Treasury, could be brought against countries where the Company operates, or against citizens of certain countries regardless of where they reside. Ceasing operations in such a country would have a negative impact on revenues and the Company may also incur extraordinary costs which may adversely impact an investment in our common stock.

Heightened scrutiny by regulators could be detrimental to the operations of the Company or its brand image.

Our existing operations and any future operations or investments may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the United States or globally. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein. Further any negative connotations directed at the Company by such public officials could be detrimental to the Company’s brand image and adversely impact an investment in our common stock.

We or our assets may become subject to federal and state asset forfeiture laws which could negatively impact our business operations or financial position.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture.

As an entity that conducts business in cash (physical currency), we are potentially subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of suspected criminal activity. Civil forfeiture laws could provide an alternative for the federal government or any state (or local police force) that wants to discourage residents from conducting transactions with crypto asset related businesses. Also, an individual can be required to forfeit property suspected to be the proceeds of a crime even if the individual is not charged or convicted of a crime. Many law enforcement agencies consider large amounts of cash to be suspicious of criminal activity and have been known to seize such property when discovered. Any seizure or forfeiture of the Company’s assets, even if only temporary, could disrupt its normal operations or financial position and negatively affect an investment in our common stock.

Regulators and payment processors have historically taken actions relating to access to banking services, which could materially adversely affect our business.

Actions by the U.S. Department of Justice (the “Justice Department”), the Federal Deposit Insurance Corporation, (“FDIC”), and certain state regulators beginning in 2013, referred to as “Operation Choke Point,” appear to have been intended to discourage banks and payment processors from providing access to banking for certain businesses that are considered high-risk. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused various banks and payment processors to cease doing business with Bitcoin ATM companies or companies who do business with Bitcoin ATM companies, without consideration of the actual risk to the banks or processors, simply to avoid heightened federal and state regulatory scrutiny. The operation was officially ended in August 2017; however, future discouragement by the Justice Department, the FDIC, or the Office of the Comptroller of the Currency (“OCC”) could cause the Company, or its service providers including locations where the Company places its fleet of Bitcoin ATMs, to have restricted access to the U.S. financial system as provided by banks, payment providers, or other financial intermediaries, and that could have a negative impact on the Company’s operations, its ability to perform its contractual obligations, or its financial position.

If the Company is unable to satisfy data protection, security, privacy, and other government- and industry-specific requirements, its growth could be harmed.

There are several data protections, security, privacy, and other government and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data, enacted across various jurisdictions globally. In addition, our agreements to deliver software may have requirements for the protection of user data. Security compromises or cyberattacks could harm the Company’s reputation, erode market confidence in the effectiveness of its security measures and reliability of its endorsements, negatively impact its ability to attract new clients, or cause clients to stop using the Company’s services.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition to the United States, the Company operates in several Latin American countries that may or may not offer similar accounting treatments to some of the Company’s transactions. This could have a significant effect on the ability of the Company to offer comparable results segmented by country in the future. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.

On December 13, 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. When adopting the standard, entities are required to record a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Retrospective restatement would not be required or allowed for prior periods. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company adopted of this ASU as of January 1, 2025. There was no material impact on the financial statements due to the Company’s holding period of crypto assets being typically two days or less.

Our products and services may be negatively characterized by consumer advocacy groups, the media or certain federal, state and local government of officials, and if those negative characterizations become increasingly accepted by current or potential new users and/or our retail partners, or result in restrictions or limitations on the fees we charge to users, our reputation could be significantly impacted, which when coupled with required modifications to our fee model could result in decreased demand for our products and services and a corresponding decrease in our transaction volume, all of which could materially and adversely impact our business.

Certain media reports have asserted that laws and regulations regarding cryptocurrencies and related transactions and activities should be broader and more restrictive. In many cases, these media reports can focus on fees charged to users, which are often alleged to be higher than the fees typically charged by banks or similar institutions, as well as marketing tactics, which are alleged to target socioeconomically vulnerable communities. The fees and marketing strategies associated with our kiosks are from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the numerous benefits to users. If the negative characterization of our marketing strategies and/or fee structure becomes increasingly accepted by current or potential new users of our ATMs, demand for our products and services could decrease, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to effectively respond to such characterizations, or if there are modifications to our fee model, including as a result of changes in or the adoption of any laws or regulations imposing restrictions or limitations on the markup at which we sell bitcoin to users, we may experience declines in user loyalty and transactions, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any actions by our competitors that are challenged by users, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in our products and services being perceived as unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors. Such perception, whether or not accurate, could have a material adverse effect on our business, results of operations and financial condition, and as a result, the value of our common stock.

Litigation or investigations involving us, our agents or other contractual counterparties could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our products and services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business (see “Item 1. Legal Proceedings”). The outcome of such allegations, complaints, claims and litigation cannot be predicted.

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease third-party and consumer use and acceptance of our products and services. Additionally, our business may be the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required authorizations, registrations or licenses or the loss of approved status, which could have a material adverse effect on our business, financial position, and results of operations or users’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving third-parties may adversely impact our business operations or reputation even if we are not directly involved.

New regulation or legislation may impact our business operations and financial results.

The Gross Proceeds and Basis Reporting by Brokers and Determination of Amount Realized and Basis for Digital Asset Transactions effective in September 2024, requires brokers, including digital asset trading platforms, digital asset payment processors, and certain digital asset hosted wallets, to file information returns, and furnish payee statements, on dispositions of digital assets effected for customers in certain sale or exchange transactions. The impact of these regulations on businesses can be significant.

These regulations could increase compliance costs, create operational challenges, cause our general and administrative costs to increase and potentially impact the profitability of our businesses.

To comply with laws adopted by the United States government or other United States or foreign regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase without an ability to pass through any increased expenses through higher prices considering that other federal and state regulations may also place restrictions on volume, margin and pricing.

The Company is diligently monitoring developments related to these regulations, but the ultimate outcome and the specific requirements that may be imposed remain uncertain.  The uncertainty surrounding the interpretation and enforcement of these regulations may create additional challenges in our digital asset transactions and reporting practices as the regulatory landscape evolves.

Risk Factors Related to Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, trade dress, domain name, copyright, and trade secret and laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially like ours and that compete with our business.

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the crypto economy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups (collectively “patent trolls”) can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive workarounds, or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Further, during any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our common stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition and negatively affect an investment in our common stock.

Risk Factors Related to Our Employees and Other Service Providers

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial position.

We operate in a new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, members of our executive team, and other key employees across operations, customer support, finance, and compliance. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the crypto asset industry, in particular the Bitcoin ATM market, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, cross-border operations, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software, finance and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries, benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.

In the event of employee or service provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of funds, identity theft, misappropriation of information, failing to supervise other employees or service providers, and improperly using confidential information. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide training to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services. It is not always possible to deter misconduct, and the precautions we take to prevent and detect such activities may not be effective in all cases. If we were found to have not met our regulatory oversight, compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, and restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.

Our officers, directors, employees, and large shareholders may encounter potential conflicts of interests with respect to their positions or interests in certain crypto assets, projects, entities, and other initiatives, which could adversely affect our business and reputation.

We frequently engage in a wide variety of transactions and maintain relationships with a significant number of other firms in the broad economy surrounding Bitcoin, blockchain and other crypto assets. These transactions and relationships could create potential conflicts of interests in management decisions that we make. For instance, certain officers, directors, and employees of the Company are active investors in crypto projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large shareholders also make investments in these crypto projects.

Similarly, certain directors, officers, employees, and large shareholders of the Company may hold crypto assets or have other beneficial ownership of sponsors of such crypto assets, tokens, or stable coins that we are considering supporting with our Bitcoin ATM fleet and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such crypto assets. If we fail to manage these conflicts of interests, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

We depend heavily on our senior management, including our Chief Executive Officer. The ability of certain key employees to devote adequate time to us is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

We must retain the services of our key employees and strategically recruit and hire new talented employees. Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chief Executive Officer, Matias Goldenhörn. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Moving forward, should the services of Mr. Goldenhörn be lost for any reason, we will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

Risk Factors Related to Ownership of Our Common Stock

Our founders, single major shareholder, and director control, and may continue to control, our Company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our founders, along with a single major shareholder, beneficially own approximately 75.8% of our outstanding shares of common stock. In particular the founders include Eric Gravengaard, who beneficially owns 28.1% of our outstanding shares of common stock, and Tom Kerestes who beneficially owns 10.5% of our outstanding shares of common stock. Michael Konaransky is the single major shareholder who beneficially owns 37.2% of the Company. Combined, these three beneficially own approximately 75.8% of our outstanding shares of common stock. While such persons have not formed a group and have not decided to vote together on Company matters, such persons will collectively, for the foreseeable future, have the ability, if acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws.

Our majority stockholders may have interests, with respect to their common stock, that are different from other holders of our common stock and the concentration of voting power held by our majority stockholders may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. Additionally, the interests of our majority stockholders may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders.

Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because of the voting control of our majority stockholders, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of our majority stockholders may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This concentrated control limits or severely restricts other shareholders’ ability to influence corporate matters and our majority stockholders may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities.

Our securities are “Penny Stocks” that may make them less desirable or accessible by investors or potential investors.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer must approve a person’s account for transactions in penny stocks; and (b) the broker or dealer must receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

The issuance of common stock upon conversion of our convertible debenture will cause immediate and substantial dilution to existing shareholders.

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3,000,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of March 31, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3,000,000 and $3,000,000, respectively.

The issuance of common stock upon conversion of the convertible debenture will result in immediate and substantial dilution to the interests of other stockholders. The availability of shares of common stock upon conversion of the convertible debenture for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our convertible debenture, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our convertible debenture, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our convertible debenture may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the convertible debenture, then the value of our common stock will likely decrease.

The market price of our common stock has been volatile in the past and may continue to be volatile and could decline significantly and rapidly.

The market price of our common stock has in the past been, and in the future may continue to be subject to wide fluctuations in response to factors beyond our control, including:

•	the number of shares of common stock publicly owned and available for trading;
•	overall performance of the equity markets or publicly-listed financial services, cryptocurrency and technology companies;
•	our actual or anticipated operating performance and the operating performance of our competitors;
•	changes in the projected operational and financial results we provide to the public or our failure to meet those projections;
•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet the estimates or the expectations of investors;
•	any major change in our board of directors, management or key personnel;
•	the highly volatile nature of the digital financial system and the prices of cryptocurrencies;
•	rumors and market speculation involving the digital financial system or us or other companies in our industry;
•	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•	other events or factors, including those resulting from political instability, and acts of war, or terrorism, or responses to these events, including the current conflict in Ukraine.

In addition, broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our unaudited consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Our common stock is subject to FINRA sales practice requirements that may make them less desirable or accessible by investors or potential investors.

The U.S. Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending an investment to a customer. Prior to recommending speculative, low-priced securities to non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Pursuant to the interpretation of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend our common stock to customers which may limit an investor’s ability to buy and sell our common stock, have an adverse effect on the market for our common stock, and thereby negatively impact the price of our common stock.

Our common stock may be subject to dilution.

We may make future acquisitions or enter financings or other transactions involving the issuance of securities of the Company which may be dilutive to the other shareholders and any new equity securities issued could have rights, preferences, and privileges superior to those of holders of our common stock.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. To date, we have paid no cash dividends on our shares of common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have, will be in the form of appreciation, if any, in the market value of their shares of common stock. In addition, the terms of the Senior Secured Loan Agreement related to the Amended and Restated Convertible Debenture dated May 15, 2023 preclude us from paying dividends without the written consent of the lender.

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Nevada law.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by Nevada law. In addition, if we are called upon to perform under our indemnification agreements entered into with each one of our directors, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

We may engage in acquisitions, mergers, strategic alliances, joint ventures, and divestures that could result in results that are different than expected.

In the normal course of business, we engage in discussions relating to acquisitions, equity investments, mergers, strategic alliances, joint ventures, and divestitures. Such transactions are accompanied by a number of risks, including the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt on potentially unfavorable terms, accruement of impairment expenses related to goodwill and amortization expenses related to other intangible assets, the possibility that we overpay for an acquisition relative to the economic benefits that we ultimately derive from such acquisition, and various potential difficulties involved in integrating acquired businesses into our operations.

We might require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through debt and equity financings and revenue generated by our services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business challenges, including deploying more Bitcoin ATMs both in the United States and globally, enhancing our operating infrastructure, expanding our international operations to include additional regions and countries, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock.

The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto markets could adversely affect our business and the value of our common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our shareholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

Our Common Stock is subject to liquidity risks.

Our Common Stock is quoted on the OTC Pink Market Tier of the OTC Markets under the symbol “ABIT”. The high and low sales prices of our common stock over the prior 52 weeks was $0.021 and $0.264, respectively. As of the date of this Report, our Common Stock is quoted on the OTC Pink, and it is not otherwise regularly quoted on any other over-the-counter market or exchange.

The Company and its common stock may be negatively affected if any of the Company’s restricted securities are resold without registration or an available exemption from registration requirements under the Securities Act.

On March 17, 2022, the Company learned that one million shares of its restricted common stock owned by an existing shareholder were transferred by its transfer agent to another party. Such shares were subsequently deposited by a new holder into Depository Trust Company and some portion of said shares (approximately 50%) have been sold on the trading market. Our stock certificates representing restricted shares of common stock carry a legend that states that such shares “have not been registered under the Securities Act of 1933, and may not be sold, transferred, or otherwise disposed unless, in the opinion of counsel satisfactory to the issuer, the transfer qualifies for an exemption from or exemption to the registration provisions thereof.” The transfer took place without the Company’s knowledge, approval or required authorization. The Company immediately notified the relevant parties to cease any sales of such shares into the public market and has been assured by the new holder that no shares will be sold pending the Company’s ongoing investigation. The Company believes that even though it was an unusual event (and the Company took immediate remedial steps to ensure that the resale of such shares was immediately ceased and prevented in the future, including termination of its transfer agent), any future sale of restricted and unregistered securities without registration or an available exemption can expose the Company and its common stock to the number of adverse consequences, including: (i) regulatory scrutiny, investigations, enforcement or other actions, potentially preventing or delaying us from offering our shares or trading our stock, which could negatively impact an investment in our common stock; (ii) decline or volatility of the market price of our common stock as a result of sales of a material number of shares of our common stock in the thinly trading public market, or (iii) securities litigation targeting the Company which could result in substantial costs and which could harm our business.

There is a significant liquidity risk associated with an investment in our common stock.

The shares of our common stock we may issue in the future and the options, warrants and other convertible securities, we may issue in the future may have an adverse effect on the market price of our common stock and cause dilution to investors.

We may issue shares of common stock and warrants to purchase common stock pursuant to private offerings and we may issue options to purchase common stock to our executive officers and employees pursuant to their employment agreements. The sale, or even the possibility of sale, of shares pursuant to a separate offering or to executive officers and employees could have an adverse effect on the market price of our common stock or on our ability to obtain future financing.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Being a public company results in additional expenses, diverts management’s attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Exchange Act. These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

Our officers, directors, employees, and large stockholders may encounter potential conflicts of interests with respect to their positions or interests in cryptocurrencies, entities, and other initiatives and digital asset-related businesses, which could adversely affect our business and reputation.

Certain of our officers, directors, and employees are involved with or active investors in certain digital asset-related businesses, such as cryptocurrency miners, as well as active investors in digital asset projects themselves, and may make investment decisions that favor projects that they have personally invested in. Our largest stockholders may also make investments in these digital asset projects. Similarly, certain of our directors, officers, employees, and large stockholders may hold cryptocurrencies that we are considering supporting and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such cryptocurrencies. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we currently take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (provided that we are not currently required to file proxy statements), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth until December 31, 2029, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2357 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

We do not currently have an independent audit or compensation committee. As a result, directors have the ability, among other things, to determine each other’s level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

Our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of our company more difficult even if it might benefit our stockholders.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Shares of preferred stock may be issued by our board of directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our board of directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our board of directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution.

Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our stockholders. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease.

Our common stock may not be approved for listing on Nasdaq.

In the future, we plan to apply to have our common stock listed on the Nasdaq Capital Market. We have to date not formally applied for uplisting however and any application we submit in the future may not be approved. In order to be approved for listing on the Nasdaq Capital Market, we need to meet certain requirements of Nasdaq, including, but not limited to: meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum bid of $4.00 per share; (2) $15 million of public float, $5 million of stockholders’ equity, a minimum bid price of $4.00 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a minimum bid price of $4.00 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500. As an alternative to the minimum bid price per share of $4.00, a company can meet a minimum closing price of $3.00 per share ($2.00 per share under the listing standard discussed in (3) above) if the company has (i) average annual revenues of $6 million for three years, (ii) net tangible assets of $5 million or (iii) net tangible assets of $2 million and a 3-year operating history. Currently traded companies qualifying under standard (2) above must meet the $50 million market value of listed securities and the applicable bid price requirement for 90 consecutive trading days before applying. We do not currently meet Nasdaq’s initial listing standards and may not meet such standards in the future. Also, even if we meet such standards, Nasdaq may not approve any application for uplisting we submit.

General Risk Factors

We have not and do not expect to declare any cash dividends to our shareholders in the foreseeable future.

We have not and do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase the common stock.

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, access to capital and the market for our ATMs and/or Bitcoin in general. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources, suppliers and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2025, and for the period from April 1, 2025, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

No.	Description
10.1*	Second Amendment to Development Services Agreement between Athena Bitcoin, Inc. and PSBC, LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Athena Bitcoin Global

Date: June 2, 2025	By:	/s/ Matias Goldenhörn
Matias Goldenhörn Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2025	By:	/s/ Omar Jimenez
Omar Jimenez Chief Financial Officer (Principal Financial and Accounting Officer)

