Form 10-Q
period 2025-06-30
Athena Bitcoin Global
filed 2025-08-13
CIK 1095146

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, 4,095,009,545 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

GLOSSARY OF BITCOIN AND CRYPTO TERMS

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

•	Address: An alphanumeric reference to where crypto assets can be sent or stored.

•	Athena Bitcoin Affiliates Program provides Bitcoin ATM operators with a turnkey solution, offering software, compliance support, cash management, and marketing services to streamline operations and maximize profitability. This turnkey solution is for participating independent Bitcoin ATM operators (“Affiliates”) who will be able to leverage the Company’s established platform and services to manage their own Bitcoin ATMs more efficiently. See ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business Overview and Recent Events for a description of the Affiliates program.

•	Bitcoin (BTC): The first system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto. Bitcoin, while having several of the primary attributes of money, is not considered a currency or money in the jurisdictions that the Company operates, with the exception of El Salvador where it is considered legal tender.

•	Bitcoin ATM: A kiosk that can be used by a Customer to buy or sell bitcoin or other crypto assets in exchange for Cash.

•	Bitcoin Cash (BCH): A fork of Bitcoin that seeks to add more transaction capacity to the network in order to be useful for everyday transactions. BCH is based on the original Bitcoin blockchain with some distinct differences. A major one is an increased maximum block size of 32MB, compared to just 1MB on Bitcoin. Increased block size allows BCH to process transactions faster than Bitcoin, with lower fees and an increased per-second transaction capacity.

•	Block: A grouping of Transactions validated by Miners and disseminated by the Network to servers that maintain the records in a blockchain. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new block.

•	Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the Network and follows a consensus protocol for confirming new Blocks to be added to the blockchain.

•	Cash: The physical specie or banknotes of a sovereign country including the U.S. Dollar and other countries that issue Fiat Currency in paper formats.

•	Chivo: CHIVO, Sociedad Anonima de Capital Variable, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador (GOES), is the official Bitcoin service provider of the Government of El Salvador. Chivo’s platform is used to support the use of Bitcoin as legal tender in the country. The platform facilitates the exchange of Bitcoin and U.S. Dollar between users and their counterparties. The Chivo brand, which is the exclusive property of CHIVO, Sociedad Anonima de Capital Variable, is used across multiple products and services including a mobile wallet (Chivo wallet), integrated ATM (Chivo ATMs) and point-of-sale (“POS”) terminals.

•	Cold storage: The storage of private keys in any fashion that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or paper records.

•	Confirmation: A Bitcoin or similar transaction is considered confirmed when it is included in a new Block in the Blockchain. Each time another Block is appended to the chain, the Transaction is confirmed again.

•	Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.

•	Cryptocurrency: Bitcoin and alternative coins, or ‘altcoins’. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.

•	Customer: A retail user of our Bitcoin ATMs or client of one of our other services.

•	Customer Buying: When a Customer acquires Bitcoin or another crypto asset in exchange for Cash or a Wire Transfer. In these transactions, the Company is selling Bitcoin or the crypto asset and acquiring Fiat Currency.

•	Customer Selling: When a Customer acquires Fiat Currency, via either Cash or a Wire Transfer from the Company, in exchange for Bitcoin or another crypto asset. In these transactions, the Company is acquiring Bitcoin or another crypto asset in exchange for Fiat Currency.

•	Crypto Asset or Digital Asset: Bitcoin and alternative digital forms of money, or ‘altcoins,’ launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications. The term “altcoins” is inclusive of Ethereum, Litecoin, Tether and Bitcoin Cash.

•	Ethereum (ETH): A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.

•	Fiat Currency: The currency issued by a sovereign government or bloc including the U.S. Dollar, Argentine Peso, or Euro.

•	Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.

•	Hot Wallet: A wallet that is connected to the internet, enabling it to broadcast transactions.

•	Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.

•	Mining: The process by which new blocks are created, and thus new transactions are added to the blockchain.

•	Network: The collection of all Miners and Nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.

•	Node: A server that maintains a record of the blockchain and can communicate with other Nodes on the Network to propagate new Transactions. Nodes can also maintain wallets and safeguard Private Keys.

•	Protocol: A type of algorithm or software that governs how a blockchain operates.

•	Public key or private key: Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.

•	Stable Coin: A Token issued for the purpose of maintaining a constant value relative to a Fiat Currency, most commonly the U.S. Dollar. Examples include Tether, USDC, Dai, BinanceUSD or GUSD. Many of these operate as un-regulated money market fund equivalents. Stable coins are a popular method to transfer funds between exchanges without taking price risk.

•	Tether (USDt): A blockchain-based cryptocurrency whose tokens in circulation are backed by an equivalent amount of U.S. dollars, making it a stable coin with a price pegged to U.S.Dollar $1.00.

•	Token: A unit of a crypto asset or other instrument secured by and recorded on a blockchain. Tokens could include the primary units of a blockchain as in Ethereum or Bitcoin, or be a separate construct whose ownership is recorded using such a blockchain as in an ERC-20 Token, whose ownership might convey any number of properties.

•	Transaction: The transfer of Bitcoin or a crypto asset from one Address to one or more Addresses. The Transaction is validated by Nodes and Miners according to the Protocol and specifically must be signed using the private key of the sending Address to be included in a block, whereby it becomes Confirmed.

•	Wallet: A place to store public and private keys for crypto assets. Wallets are typically software, hardware, or paper-based.

•	Wire Transfer: A permanent inter-bank transfer on a national or international settlement system including the Fedwire system in the United States or the SWIFT international system but excluding non-permanent systems like ACH (Automated Clearing House, a computer-based network that allows financial institutions to electronically process transactions).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of shares)

	June 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets
Current assets:
Cash and cash equivalents, net	$17,389	$17,506
Restricted cash held for customers	2,581	122
Crypto assets held, net	1,434	1,241
Accounts receivable, net	2,378	1,339
Prepaid expenses and other current assets	1,521	2,702
Total current assets	25,303	22,910

Property and equipment, net	15,694	16,245
Software development, net	4,606	5,239
Right of use assets – operating leases	29,331	33,613
Other noncurrent assets	80	26
Total assets	$75,014	$78,033

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,988	$11,133
Accounts payable, related-party	1,258	818
Liability for cash held for customers	2,581	122
Operating lease liabilities, current portion	7,779	9,627
Income tax payable	2	–
Equipment notes payable, current portion	2,562	3,084
Short-term debt	318	256
Convertible debt, related-party	3,000	–
Other current liabilities	348	376
Total current liabilities	$25,836	$25,416

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Balance Sheets, Continued

(in thousands, except number of shares)

	June 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Long-term liabilities:
Operating lease liabilities, net of current portion	$21,552	$23,986
Equipment notes payable, net of current portion	1,649	3,344
Deferred tax liabilities, net	595	914
Convertible debt, related-party	–	3,000
Total long-term liabilities	23,796	31,244
Total liabilities	49,632	56,660

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000,000 shares authorized; No shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	–	–
Common stock, $0.001 par value 10,000,000,000 shares authorized; 4,095,009,545 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	4,095	4,095
Additional paid in capital	11,982	11,982
Accumulated income	9,543	5,537
Accumulated other comprehensive loss	(238)	(241)
Total stockholders’ equity	25,382	21,373
Total liabilities and stockholders’ equity	$75,014	$78,033

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except number of shares)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$62,809	$70,907	$135,438	$152,330
Cost of revenues	55,027	60,697	119,525	128,787
Gross profit	7,782	10,210	15,913	23,543

Operating expenses:
Technology and development	392	331	850	528
General and administrative	3,410	2,270	6,464	4,668
Sales and marketing	512	433	1,003	882
Other operating expense	1,098	195	816	418
Total operating expenses	5,412	3,229	9,133	6,496

Income from operations	2,370	6,981	6,780	17,047

Interest expense	250	346	532	1,497
Fees on virtual vault services	383	561	837	1,106
Other (income) expense	(28)	–	(2)	107
Income before income taxes	1,765	6,074	5,413	14,337
Income tax expense	383	2,168	1,407	4,385
Net income	$1,382	$3,906	$4,006	$9,952

Basic earnings per share	$0.00034	$0.00098	$0.00098	$0.00250
Diluted earnings per share	$0.00033	$0.00089	$0.00095	$0.00226
Weighted average shares outstanding - Basic	4,095,009,545	3,975,479,810	4,095,009,545	3,975,479,810
Weighted average shares outstanding - Diluted	4,345,009,545	4,461,112,185	4,345,009,545	4,463,703,467

Comprehensive income
Net income	$1,382	$3,906	$4,006	$9,952
Foreign currency translation adjustment, net of tax	(1)	(8)	3	(19)
Comprehensive income	$1,381	$3,898	$4,009	$9,933

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended
	June 30, 2025	June 30, 2024
Operating activities
Net income	$4,006	$9,952

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,137	2,030
Unrealized loss of crypto assets held	93	–
Impairment of crypto assets held	–	127
Realized loss on crypto assets, net	6	34
Bitcoin payments for expenses	297	3,710
Bitcoin received from independent Bitcoin ATM operators [affiliates program]	(701)	–
Loss on disposal of property and equipment	63	–
Deferred income tax	(319)	260

Changes in operating assets and liabilities:
Crypto assets held	(1,694)	(4,797)
Accounts receivable	(1,038)	(225)
Prepaid expenses and other assets	1,128	(1,092)
Liability for cash held for customers	2,459	258
Accounts payable and other liabilities	(3,127)	(165)
Net cash provided by operating activities	5,310	10,092

Investing activities
Purchases of property and equipment	(812)	(2,837)
Capitalized software	(6)	(14)
Net cash used in investing activities	(818)	(2,851)

Financing activities
Proceeds from debt	280	170
Repayment of debt	(216)	(4,117)
Payments in reduction of financing leases	–	(244)
Payments in reduction of equipment notes payable	(2,217)	(24)
Proceeds from issuance of stock	–	57
Net cash used in financing activities	(2,153)	(4,158)

Effect of exchange rate changed on cash and cash equivalents	3	(19)
Net increase in cash and cash equivalents	2,342	3,064
Cash, cash equivalents and restricted cash, beginning of period	17,628	18,360
Cash, cash equivalents and restricted cash, end of period	$19,970	$21,425

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(in thousands)

	For the six months ended
	June 30, 2025	June 30, 2024

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$17,389	$20,911
Restricted cash held for customers	2,581	514
Total cash, cash equivalents and restricted cash	$19,970	$21,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$532	$147
Cash paid for taxes	$702	$4,278
Leased assets obtained in exchange for operating lease liabilities	$782	$2,904

Supplemental schedule of non-cash investing and financing activities
Property and equipment purchased in accounts payable	$475	$582
Software development purchased in accounts payable	$–	$5,314
Imputed interest on property and equipment financed with equipment notes payable	$351	$–
Bitcoin used to buy property and equipment	$1,723	$186
Bitcoin and Tether used for other payments	$83	$350

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock		Additional Paid-in	Accumulated Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balance, December 31, 2023	4,094,459,545	$4,094	$11,926	$(4,747)	$(255)	$11,018
Net income	–	–	–	6,046	–	6,046
Foreign currency translation adjustment	–	–	–	–	(11)	(11)
Balance, March 31, 2024	4,094,459,545	$4,094	$11,926	$1,299	$(266)	$17,053

Net income	–	$–	$–	$3,906	$–	$3,906
Foreign currency translation adjustment	–	–	–	–	(8)	(8)
Issuance of stock	550,000	1	56	–	–	57
Balance, June 30, 2024	4,095,009,545	$4,095	$11,982	$5,205	$(274)	$21,008

Balance, December 31, 2024	4,095,009,545	$4,095	$11,982	$5,537	$(241)	$21,373
Net income	–	–	–	2,624	–	2,624
Foreign currency translation adjustment	–	–	–	–	4	4
Balance, March 31, 2025	4,095,009,545	$4,095	$11,982	$8,161	$(237)	$24,001

Net income	–	$–	$–	$1,382	$–	$1,382
Foreign currency translation adjustment	–	–	–	–	(1)	(1)
Balance, June 30, 2025	4,095,009,545	$4,095	$11,982	$9,543	$(238)	$25,382

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and June 30, 2024

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Athena Bitcoin Global, a Nevada corporation, and its wholly-owned subsidiary, Athena Bitcoin, Inc., a Delaware corporation (together referred to as “Athena Global” or the “Company”) is a provider of various crypto asset transaction platforms, including the operation of automated teller machines (“ATMs”) and personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets, white-label operations and payment services. The Company’s network of Athena Bitcoin ATMs (“Athena ATMs”) is active in thirty-five states and the territory of Puerto Rico in the United States, and 4 countries in Central and South America as of June 30, 2025. The Company places its machines in convenience stores, shopping centers, and other easily accessible locations.

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

Effective April 15, 2021, the Company changed its name to Athena Bitcoin Global from GamePlan, Inc.

Athena Bitcoin Global has 10,000,000,000 shares of common stock authorized and 4,095,009,545 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. As of June 30, 2025 and December 31, 2024, the Company had cash in transit of $6.9 million and $5.5 million, respectively, net of an allowance for cash lost in transit of $462 thousand and $1.3 million, respectively. The Company recognized $1.1 million and $814 thousand of cash losses for cash in transit for the three and six months ended June 30, 2025, respectively, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income, and $265 thousand and $386 thousand of cash losses for cash in transit for the three and six months ended June 30, 2024, respectively, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income. The Company wrote-off $2.1 million of uncollectible outstanding cash in transit for the three months ended June 30, 2025 representing $1.3 million of amounts outstanding from 2023 and $830 thousand representing amounts outstanding from 2024.

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

The Company measures collectability of its accounts receivables using the current expected credit loss (“CECL”) method. The measurement of CECL applies to all financial assets measured at amortized cost, including receivables for revenue. The Company recognized no allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively.

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

There was no impairment for the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company has revenues from White-label services in El Salvador and ancillary sales to customers where it provides services on customary credit terms, typically Net 30 or Net 60. As of June 30, 2025 and December 31, 2024, one customer, Chivo, Sociedad Anónima de Capital Variable, represented substantially all of the Company’s total accounts receivable balance.

No single customer is responsible for over 10% of revenue for the three and six months ended June 30, 2025 and 2024, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Equipment is depreciated over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of improvements or the term of the related lease. Repairs and maintenance costs are expensed as incurred.

Following are the estimated useful lives by type:

Description	Estimated Useful Life
Computer equipment	Three years
ATM equipment	Three years
Office equipment	Three to six years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 – Property, Plant and Equipment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Management has determined there was no impairment of long-lived assets for the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company recognized an unrealized loss on crypto assets held of $47 thousand and $93 thousand which is included in Cost of revenues in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2025, respectively. No unrealized gain or loss is recognized for the three and six months ended June 30, 2024 as the ASU was not adopted until January 1, 2025.

For the three and six months ended June 30, 2024 (prior to the adoption of ASU 2023-08 described above), Bitcoin and Tether were initially recorded at cost and tested for impairment at the end of the month. The Company assigns cost to transactions on a first-in, first-out basis. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the Bitcoin and Tether at the time its fair value is being measured in its principal market. The Company continuously assessed Bitcoin and Tether for impairment. The Company determined that there was a decline in the quoted market price below the carrying cost of their Bitcoin and Tether and for the three and six months ended June 30, 2024, the Company had impairment charges related to Bitcoin held of $1 thousand and $127 thousand respectively, which is included in Cost of revenues in the condensed consolidated statements of operations and comprehensive income. No impairment is recognized for the three and six months ended June 30, 2025.

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

The Company had (gains) losses related to the derecognition of Bitcoin of ($5 thousand) and $1 thousand for the three months ended June 30, 2025 and 2024, respectively and $6 thousand and $34 thousand for the six months ended June 30, 2025 and 2024, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the local currency. For these foreign entities, the Company translates their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. The Company records these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in the Company’s condensed consolidated balance sheets. The Company has foreign currency translation gain (loss) adjustments of ($1 thousand) and ($8 thousand) during the three months ended June 30, 2025 and 2024, respectively and of $3 thousand and ($19 thousand) during the six months ended June 30, 2025 and 2024, respectively.

The Company records exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).

The amount of taxes allocated to translation adjustments was immaterial for the three and six months ended June 30, 2025 and 2024.

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

No stock-based compensation was recognized during the three and six months ended June 30, 2025 and 2024, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic net income per share:
Numerator
Net income (in thousands)	$1,382	$3,906	$4,006	$9,952
Denominator
Weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, basic	4,095,009,545	4,094,619,271	4,095,009,545	4,094,619,271
Less: Non-recourse loan shares	–	(119,139,461)	–	(119,139,461)
Adjusted weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, basic	4,095,009,545	3,975,479,810	4,095,009,545	3,975,479,810
Net earnings per share attributable to common stockholders, basic	$0.00034	$0.00098	$0.00098	$0.00250

Diluted net income per share:
Numerator
Net income, basic (in thousands)	$1,382	$3,906	$4,006	$9,952
Add: Interest expense on convertible debt (in thousands)	60	60	120	$120
Net income, diluted (in thousands)	$1,442	$3,966	$4,126	$10,072
Denominator
Adjusted weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, basic	4,095,009,545	3,975,479,810	4,095,009,545	3,975,479,810
Non-recourse loan issuance	–	114,224,600	–	115,821,347
Weighted-average effect of potentially dilutive securities: convertible debt	250,000,000	250,000,000	250,000,000	250,000,000
Unexercised warrants	–	121,407,776	–	122,402,310
Weighted-average shares of common stock used to compute net earnings per share attributable to common stockholders, diluted	4,345,009,545	4,461,112,185	4,345,009,545	4,463,703,467
Net earnings per share attributable to common stockholders, diluted	$0.00033	$0.00089	$0.00095	$0.00226

There were no anti-dilutive securities for three and six months ended June 30, 2025 and 2024.

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

During the three and six months ended June 30, 2025 and 2024, there were no changes to the Company’s valuation techniques that had, or are expected to have, a material impact on its consolidated balance sheets or consolidated statements of operations and comprehensive income.

The Company did not make any transfers between the levels of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

The carrying amounts for cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities, short-term debt, note payable related-party, convertible debt related-party and equipment notes payable approximate fair value.

NOTE 2. REVENUE

The table below presents revenue of the Company disaggregated by revenue source for the three and six months ended (in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Bitcoin ATMs (Athena and White-label)	$61,609	$70,121	$131,559	$150,024
Athena Plus (OTC)	895	740	3,316	2,235
Athena Pay, ancillary and other	305	46	563	71
	$62,809	$70,907	$135,438	$152,330

The Company recognized $60.6 million and $68.8 million of revenues related to Athena ATMs, and $1.0 million and $1.3 million in revenues related to operating the White-labeled ATMs for three months June 30, 2025 and 2024, respectively. The Company recognized $130.0 million and $147.5 million of revenues related to Athena ATMs, and $1.5 million and $2.5 million in revenues related to operating the White-labeled ATMs for six months June 30, 2025 and 2024, respectively.

The table below presents revenues by geographic territories based on sales location for the three and six months ended (in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
United States	$60,040	$69,015	$129,507	$147,808
El Salvador	2,678	1,847	5,769	4,379
Argentina, Colombia & Mexico	91	45	162	143
	$62,809	$70,907	$135,438	$152,330

Contracts with Chivo, Sociedad Anónima de Capital Variable of El Salvador

In the third quarter of 2021, the Company installed and began operating:

i.	200 white-labeled ATMs in El Salvador,
ii.	10 white-labeled ATMs at El Salvador consulates in the U.S.,
iii.	45 white-labeled ATMs in other U.S. locations, and
iv.	sold 950 point-of-sale (POS) terminals for local businesses in El Salvador to process transactions (under Athena Pay) in Bitcoin to the Ministerio de Hacienda (Department of Treasury) of El Salvador (“GOES”).

Additionally, the Company contracted to

i.	the sale of software,
ii.	develop a Bitcoin platform designed to support a GOES branded digital wallet, and
iii.	maintain the GOES digital wallet.

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

Therefore, the funds owed to Chivo were $0 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, and December 31, 2024, the cash received as advances from GOES was $490 thousand and $0 thousand, respectively, presented as part of restricted cash held for customers on the condensed consolidated balance sheets. A corresponding liability to repay GOES for the advances is reflected within liability for cash held for customers on the condensed consolidated balance sheets.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2025, December 31, 2024, and 2023 (in thousands):

	June 30, 2025	December 31, 2024
White-label fee receivable	$2,353	$716
Athena Plus (OTC)	–	600
Others	25	23
	$2,378	$1,339

NOTE 4. CRYPTO ASSETS HELD, NET

The Company held the following crypto assets as of June 30, 2025, and December 31, 2024:

	June 30, 2025			December 31, 2024
	Qty (1)	Average Rate	Amount (in thousands)	Qty (1)	Average Rate	Amount (in thousands)
Bitcoin	13	$107,135	$1,423	11	$93,000	$1,051
Tether (USDt)	10,674	1	11	190,978	1	191
			$1,434			$1,241

(1)	Rounded off to the nearest whole number

The table below shows the roll-forward of quantity and costs of various crypto assets traded by the Company for the three months and six months ended June 30, 2025 and June 30, 2024, respectively.

	Bitcoin		Tether (USDt)
Three months ended June 30, 2025	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
April 1, 2025	17	$1,372	239,826	$240
Purchases	477	45,338	–	–
Cost of sales	(474)	(44,472)	(229,152)	(229)
Unrealized loss on crypto assets	–	(47)	–	–
Crypto assets received independent Bitcoin ATM operators [affiliates program]	2	192	–	–
Crypto assets used for expenses	(1)	(120)	–	–
Crypto assets used for capital expenditure	(8)	(822)	–	–
Crypto assets used for other payments	–	(18)	–	–
June 30, 2025	13	$1,423	10,674	$11

Three months ended June 30, 2024
April 1, 2024	7	$483	384,344	$384
Purchases	829	54,573	570,560	571
Cost of sales	(801)	(52,732)	(616,127)	(616)
Impairment on crypto assets	–	(1)	–	–
Crypto assets used for expenses	(24)	(1,688)	3,512	3
Crypto assets used for other payments	(3)	(165)	–	–
June 30, 2024	8	$470	342,289	$342

(1)	Rounded off to the nearest whole number

	Bitcoin		Tether (USDt)
Six months ended	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
January 1, 2025	11	$1,051	190,978	$191
Purchases	1,065	101,196	143,567	144
Cost of sales	(1,048)	(99,329)	(323,871)	(324)
Unrealized loss on crypto assets	–	(93)	–	–
Crypto assets received for independent Bitcoin ATM operators [affiliates program]	7	701	–	–
Crypto assets used for expenses	(3)	(297)	–	–
Crypto assets used for capital expenditure	(18)	(1,723)	–	–
Crypto assets used for other payments	(1)	(83)	–	–
June 30, 2025	13	$1,423	10,674	$11

(1)	Rounded off to the nearest whole number

	Bitcoin		Tether (USDt)
Six months ended	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
January 1, 2024	9	$399	22,190	$22
Purchases	2,039	118,122	1,457,806	1,458
Cost of sales	(1,959)	(113,678)	(1,134,195)	(1,135)
Impairment on crypto assets	–	(127)	–	–
Crypto assets used for expenses	(72)	(3,710)	(3,512)	(3)
Crypto assets used for capital expenditure	(3)	(186)	–	–
Crypto assets used for other payments	(6)	(350)	–	–
June 30, 2024	8	$470	342,289	$342

(1)	Rounded off to the nearest whole number

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
ATM Equipment	$25,856	$23,271
Computer equipment	941	799
Office equipment	51	186
Leasehold improvement	148	–
	26,996	24,256
Less accumulated depreciation	11,302	8,011
Total property and equipment	$15,694	$16,245

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1,823 and $994 respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $3,498 and $1,773 respectively.

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

The Company’s capitalized software development cost was $0 and $5.5 million for the three months ended June 30, 2025 and 2024, and $5 thousand and $5.5 million for the six months ended June 30, 2025 and 2024, respectively. There was no impairment for the three and six months ended June 30, 2025 and 2024. Amortization expense for the three months ended June 30, 2025 and 2024, was $320 thousand and $43 thousand, respectively. Amortization expense for the six months ended June 30, 2025 and 2024, was $639 thousand and $86 thousand, respectively.

(in thousands)	June 30, 2025	December 31, 2024
Capitalized software	$6,333	$6,327
Less accumulated amortization	1,727	1,088
Total capitalized software	$4,606	$5,239

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are mostly composed of prepayment to the Company’s taxes, rent, insurance and security deposits. The components of prepaid expenses and other current assets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$804	$818
Prepaid taxes	706	1,865
Other	11	19
Total prepaid expenses and other current assets	$1,521	$2,702

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$1,596	$4,753
Accrued expenses	6,321	6,309
Interest payable	71	71
Total accounts payable and accrued expenses	$7,988	$11,133

NOTE 9. NOTES PAYABLE

Equipment notes payable

On September 22, 2021, the Company entered into a borrowing arrangement with Banco Hipotecario secured against the Company’s assets in El Salvador. The promissory note provided for a principal amount of $1.5 million, with a final maturity date of 36 months after disbursal with equal monthly installment payments of $47 thousand and a moratorium of 2 months. Interest as defined in the loan arrangement is 7.5% per annum. As of June 30, 2025 and December 31, 2024, the outstanding principal was $0.

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by the Company from Taproot. The parties agreed that the total outstanding balance of $2.1 million would be paid by one inception payment of $1.2 million upon the execution of the agreement and followed by weekly payments of $20 thousand for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by the Company as a purchaser of the equipment. As of June 30, 2025 and December 31, 2024, the outstanding principal was $162 thousand and $643 thousand, respectively.

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

In addition, the Company agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of the total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the equipment units are located are subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of June 30, 2025 and December 31, 2024, the outstanding principal was $4 million and $5.8 million, respectively, representing the principal balance being paid as a percentage (0.8%) of revenues.

Long-term Debt Reconciliation (in thousands)	June 30, 2025	December 31, 2024
Taproot – Omnibus Equipment Refinancing Agreement	$162	$643
Taproot – Equipment Financing Agreement	4,049	5,785
Total Equipment notes payable	4,211	6,428
Less: Equipment notes payable, current portion	(2,562)	(3,084)
Equipment notes payable, net of current portion	$1,649	$3,344

Short-term debt

In December 2022 and December 2023, the Company entered into financing agreements with Capital Premium Financing, Inc. to pay the insurance premium on its commercial liability insurance. The annual interest rate was 20.53% and 17.65% per annum in 2023 and 2022, respectively, repayable in nine monthly installments beginning February 1 of the subsequent year. As of June 30, 2025 and December 31, 2024, the outstanding principal was $0.

On February 26, 2024, the Company entered into a financing agreement for $170 thousand with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 thousand with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of June 30, 2025 and December 31, 2024, the outstanding principal was $35 thousand and $140 thousand, respectively.

On December 19, 2024, the Company entered into financing agreements for $116 thousand with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of June 30, 2025 and December 31, 2024, the outstanding principal was $30 thousand and $116 thousand, respectively.

On May 30, 2025, the Company entered into financing agreements for $280 thousand with E.T.I Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of June 30, 2025, the outstanding principal was $253 thousand.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allowed the Company to borrow up to $4.0 million for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the condensed consolidated statements of operations and comprehensive income. In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario (see above), and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4.0 million (together with fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of June 30, 2025 and December 31, 2024, the outstanding principal was $0.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3.0 million, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of June 30, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3.0 million and $3.0 million, respectively.

Maturities on the Company’s notes payable are as follows (in thousands):

2025	$1,389
2026	5,034
2027	1,106
Total payments on notes payable	$7,529

NOTE 10. STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2021 Equity Incentive Plan (the “2021 Plan”) with 98 million shares of common stock to be awarded to eligible employees, directors, and consultants in the form of stock options, restricted stock, other awards, and any combination of the foregoing. 2 million shares have been issued under the 2021 Plan as of the date of these financial statements for consulting services. As of June 30, 2025 and December 31, 2025, there were no options outstanding under the plan.

The Company’s Board of Directors and its majority shareholders approved the 2025 Equity Compensation Plan (the “2025 Plan”) effective as of July 7, 2025. The 2025 Plan authorized the granting of up to 409,500,955 shares of common stock to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units (“RSUs”), other awards, and any combination of the foregoing. No securities have been issued under the 2025 Plan as of the date of these financial statements.

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

No shares of the Company’s common stock, options to purchase shares of the Company’s common stock or restricted stock units of the Company have been issued during the three and six months ended June 30, 2025 and 2024.

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

The unexercised warrants to purchase 100,000 shares of Athena Bitcoin, Inc. common stock, at an exercise price of $3.00 per share, was outstanding as of December 31, 2024 and expired on May 30, 2025.

NOTE 12. RELATED PARTY TRANSACTIONS

Aside from the transactions discussed in NOTE 9. NOTES PAYABLE to these condensed consolidated financial statements, the Company continues to carry a payables balance to Red Leaf Opportunities Fund LP, an entity in which Eric Gravengaard, one of the Company’s principal shareholder, former director and former Chief Executive Officer, has a controlling interest in the General Partner, Red Leaf Advisors LLC, for previous purchases of crypto assets. The outstanding balance due to Red Leaf Opportunities Fund LP as of June 30, 2025 and December 31, 2024, was $407 thousand, and is recorded in accounts payable, related-party in the condensed consolidated balance sheets.

The Company incurred cash logistics services of $1.9 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively with Move On Security LLC. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Security, LLC of $317 thousand and $246 thousand as of June 30, 2025 and December 31, 2024, respectively.

On February 7, 2024, the Company entered into a service agreement with Move On Tech Service, LLC to provide ATM services for the Company’s ATM operations in various states. Move On Tech Service, LLC is responsible for ATM management, periodic ATM maintenance, installation, and deinstallation. The Company incurred $398 thousand and $250 thousand in services for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $378 thousand in services with Move On Tech Service, LLC for the six months ended June 30, 2025 and 2024, respectively. Included in the balance of accounts payable, related-party are the amounts due to Move On Tech Service, LLC of $534 thousand and $165 thousand as of June 30, 2025 and December 31, 2024, respectively.

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

Fees on Virtual Vault Services were $383 thousand and $561 thousand for the three months ended June 30, 2025 and 2024, respectively, and $837 thousand and $1,106 thousand for the six months ended June 30, 2025 and 2024, respectively.

NOTE 14. INCOME TAXES

The Company’s effective tax rate (“ETR”) for the three months ended June 30, 2025 and 2024 was 21.7% and 35.7%, respectively, and 26.0% and 30.6% for the six months ended June 30, 2025 and 2024, respectively. ETR of 21.7% for the three months ended June 30, 2025 and 26.0% for the six months ended June 30, 2025 was higher than the U.S. statutory rate 21.0% due to state income taxes, foreign income taxes and deferred tax assets.

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

Employee Bonuses

The Company has accrued $1.2 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively, of bonuses to employees and management of the Company and were included in accounts payable and accrued expenses. The bonuses are based on the Company’s performance objectives that were achieved during the respective years. The bonuses which amounted to $1.9 million, for the year ended December 31, 2024, were paid on March 14, 2025. Performance bonuses are based on management’s periodic review and the amounts are accrued monthly.

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

The Company disputes the allegations and continues to vigorously defend against them. Accordingly, the Company filed with the Court on February 9, 2024, a motion to dismiss Lozano’s complaint. The Court granted the Company’s motion in part and denied in part, dismissing two of the five causes of action. The Company proceeded to file its counter-complaint against Plaintiff who presented his answer on October 6, 2024. The range of potential loss related to the identified claim is between $0 and $1.4 million and the issuance of 270,000,000 shares of common stock valued at $13.5 million, as of June 30, 2025 (if the June 30, 2025 share price of $0.05 is assumed), representing the amount of damages that Lozano is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The Company does not believe that it is probable that a liability has been incurred as of June 30, 2025 and December 31, 2024 related to this lawsuit.

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

On May 30, 2025, Rachael Gnadinger, Madeline McCausland, and Joanne Nebus-Horning, on behalf of themselves and others similarly situated (collectively, “Gnadinger”), filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Middlesex County. The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Gnadinger alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Gnadinger against Athena is for an undetermined amount of compensation (which cannot exceed $5,000,000 under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. Athena anticipates it will be seeking the removal of this case to US District Court for the District of New Jersey.

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

Balance sheet information related to operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Right-of-use assets – operating leases	$29,331	$33,613

Operating lease liabilities, current portion	7,779	9,627
Operating lease liabilities, net of current portion	21,552	23,986
Total operating lease liabilities	$29,331	$33,613

Other supplemental information related to operating leases was as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)	3.09	1.80	3.09	1.80
Weighted-average discount rate	15%	15%	15%	15%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	3,138	2,846	7,167	5,320

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

As of June 30, 2025, the Company's operating leases have remaining lease terms of up to 5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. Variable payments are not based on an index or rate and relate to common area maintenance or ATM relocation expenses. As of June 30, 2025, the operating leases that have been contracted for but have not yet commenced are immaterial.

The components of operating lease cost recognized in the condensed consolidated financial statements were as follows (in thousands):

	For the three months ended		For the six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$3,138	$2,846	$7,167	$5,320
Short term lease cost	148	14	151	112
Variable lease cost	1,217	716	1,928	830
Total lease cost	$4,503	$3,576	$9,246	$6,262

The reconciliation of future lessee lease payments under noncancelable operating leases in which the Company has a lease liability, reflected in the Company’s condensed consolidated balance sheets as of June 30, 2025 is presented in the table below (in thousands):

Operating Leases
2025	$7,041
2026	11,896
2027	9,795
2028	5,871
2029	1,654
hereafter	49
Total lease payments	$36,306
Less: Imputed interest	(6,975)
Present value of lease liabilities	$29,331

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

Other supplemental information related to finance leases was as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)	–	0.25	–	0.25
Weighted-average discount rate	–	15%	–	15%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$–	$–	$–	$–
Financing cash flows from finance leases	$–	$244	$–	$244

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

The components of finance lease cost recognized in the condensed consolidated financial statements were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization of right-of-use-assets	$–	$87	$–	$175
Interest on lease liabilities	–	40	–	80
Total finance lease expense	$–	$127	$–	$255

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit, however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of June 30, 2025 and December 31, 2024, was $911 thousand and $4.7 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company’s Board of Directors and its majority shareholders approved the 2025 Equity Compensation Plan (the “2025 Plan”) effective as of July 7, 2025. The 2025 Plan authorized the granting of up to 409,500,955 shares of common stock to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units (“RSUs”), other awards, and any combination of the foregoing. No securities have been issued under the 2025 Plan as of the date of these financial statements.

The Company has evaluated subsequent events after the balance sheet date of June 30, 2025, through August 13, 2025, the date on which these condensed consolidated financial statements were available to be issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion is based upon our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31st of the particular year.

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

Going Concern and Management Liquidity Plans

As of June 30, 2025, we had an accumulated income of $9,543,000 and a working capital deficit of $533,000, and for the six months ended June 30, 2025, net income of $4,006,000 and cash provided by operating activities of $5,310,000. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is self-funded and generates sufficient cash to fund its global operations through its operations.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

●	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

●	Consolidated Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Pronouncements. A description of any recently issued accounting pronouncements which are material to the Company.

Business Overview and Recent Events

This MD&A and the related unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, primarily cover the operations of Athena, which is an active participant in the operation of Bitcoin ATMs in the United States and Latin America. More broadly we operate in the market of retail sales of crypto assets, where we facilitate small purchases of Bitcoin. There are multiple avenues that retail consumers, individuals purchasing small amounts from one dollar to a few thousand dollars’ worth, can purchase or dispose of crypto assets. We have several products in our platform that include:

●	Athena Bitcoin ATMs;
●	Athena Plus;
●	White-label Service;
● ●	Ancillary; and Athena Bitcoin Affiliates Program.

Athena Bitcoin ATMs

The Company is focused on developing, owning and operating a global network of Athena Bitcoin ATMs, which are free standing kiosks that permit customers to either buy or sell Bitcoin (two-way ATMs) in exchange for fiat currencies or to just have the ability to buy Bitcoin (one-way ATMs) in exchange for fiat currencies. The Company also offers personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets. Through July 19, 2023, the Company transacted in various crypto assets including Bitcoin, Litecoin, Ethereum, Bitcoin Cash and Tether; however, since July 19, 2023, the Company has focused its Athena Bitcoin ATMs exclusively on Bitcoin. The Company places its ATMs in convenience stores, shopping centers, and other easily accessible locations. Our network presently includes ATMs in thirty-five U.S. states, the territory of Puerto Rico and 4 countries in Central and South America. We seek to expand our network in the U.S. and globally, and to further develop Athena Bitcoin as a trusted and preferred brand for parties seeking to exchange fiat currency for Bitcoin.

See table below for our ATM breakdown by country, as of June 30, 2025.

NUMBER OF ATMs BY COUNTRY

Country	Number of Athena Bitcoin ATMs (as of June 30, 2025)		Type of Fiat Currency
	Total	Two-Way
United States	3,176*	–	U.S. Dollar
El Salvador	18*	18*	U.S. Dollar
Argentina	7	7	Argentine peso
Colombia	17	17	Colombian peso
Mexico	2	2	Mexican peso
TOTAL	3,220	44

*Excludes Chivo-branded ATMs which the Company operates on behalf of the Government of El Salvador for Chivo as white-label service.

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

We offer bitcoin for sale at all of our ATM machines. See below for a summary of transactions by crypto asset for the six months ended June 30, 2025 and June 30, 2024 .

SUMMARY OF TRANSACTIONS BY CRYPTO ASSET

Crypto Asset	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Bitcoin	120,639	79,188
Ethereum(1)	–	–
Litecoin (1)	–	–
Bitcoin Cash (BCH) (1)	–	–
Total	120,639	79,188

(1) The Company stopped transacting in Ethereum, Litecoin and Bitcoin Cash in its ATMs on July 19, 2023.

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

For the six months ended June 30, 2025, and June 30, 2024, the average markup by crypto asset sold for each period was as follows:

AVERAGE MARKUP BY CRYPTO ASSET SOLD

Crypto Asset	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Bitcoin	21%	25%
Ethereum (1)	–	–
Litecoin (1)	–	–
Bitcoin Cash (1)	–	–
Total (Average)	21%	25%

(1) The Company stopped transacting in Ethereum, Litecoin and Bitcoin Cash in its ATMs on July 19, 2023.

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

White-label Service

The Company began working with the Government of El Salvador in June 2021 to support the implementation of its new Bitcoin Law, which went into effect in September 2021 and made Bitcoin legal tender in El Salvador through January 29, 2025. To assist the Government of El Salvador with adoption of Bitcoin as legal tender, the Company provided the white-label service discussed below, as well as certain ancillary services which went into effect in September 2021 and made Bitcoin legal tender in El Salvador. These ancillary services were provided to Chivo, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador. However, six articles of the Bitcoin Law were modified and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," or "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on mandatory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

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

This white-label service is comprised of installing and operating a fixed number of ATMs for Chivo. Our services provide Company owned ATMs to Chivo, which we operate on their behalf. These ATMs are located in El Salvador and in their consulates and other locations in the United States. In the U.S., the Company operated a total of 45 ATMs in service for Chivo and 3,220 Athena Bitcoin branded ATMs as of June 30, 2025. Our responsibilities to operate the ATMs include ensuring that the ATMs have sufficient cash, performing repairs and maintenance, loading and unloading cash, setting up the network connections, and software upgrades, as necessary. We charge a separate monthly fixed fee to operate the ATMs. We also charge a separate fixed fee for installation of the ATM as determined by an applicable contract. The fixed fees provided in the contract are not the same for each ATM and depend on the location of the ATM. The Company does not sell crypto assets to the users of the machine, as the crypto assets are the property of the Government of El Salvador. The Company developed the Chivo Ecosystem and Chivo Website, which acts as El Salvador’s Bitcoin ecosystem (i.e., Bitcoin digital wallet and platform). The development of the Chivo Ecosystem and Website was completed in 2021. The Company continued to provide support services to Chivo during fiscal year 2022 to assist with the Chivo Ecosystem, as necessary. Since the initial installation of the agreed upon ATMs, the Company only provides on-going support services for these ATMs. The Company has not installed any new white-label ATMs in fiscal years 2022, 2023, or 2024, or during 2025 to date. The Company provided no services related to the Chivo ecosystem in fiscal years 2023 or 2024, or during 2025 to date.

Ancillary

The Company engages in ancillary services to customers as part of its mission to bring the new digital financial system to the world. This includes the sale of point-of-sale terminals (“POS Terminals”) and developing crypto ecosystems. In 2021, the Company agreed to develop and support the Chivo Ecosystem for the El Salvadoran government. The Chivo Ecosystem acts as the interface to El Salvador’s Bitcoin Digital Wallet and Website for El Salvador and its users. The Company’s contract to develop the Chivo Ecosystem ended December 31, 2021. The Company continued to provide support services to the El Salvadoran government during fiscal year 2022 to assist with the Chivo Ecosystem, as necessary. The Company provided no services related to POS terminals and/or developing crypto ecosystems to Chivo in the three and six months ended June 30, 2025 and 2024 or the fiscal year 2024.

Athena Bitcoin Affiliates Program

The Athena Bitcoin Affiliates Program provides Bitcoin ATM operators with a turnkey solution, offering software, compliance support, cash management, and marketing services to streamline operations and maximize profitability. This turnkey solution is for participating independent Bitcoin ATM operators (“Affiliates”) who will be able to leverage the Company’s established platform and services to manage their own Bitcoin ATMs more efficiently. The material terms of the program include:

•	Services Offered: Affiliates receive access to our proprietary ATM software platform (including regular updates and maintenance), compliance support (such as anti-money laundering (AML) and “know your customer” (KYC) procedures developed by the Company), cash management guidance (e.g. armored transport coordination and vaulting services), and marketing support to help drive customer traffic to their ATMs.

•	Fee Structure: Affiliates are charged a monthly service fee, or they participate in a revenue share arrangement (a percentage of transaction revenues) with the Company in exchange for the above services. The exact terms may vary by affiliate contract, but generally the Company’s compensation is tied to the affiliate’s transaction volume (revenue-sharing) and/or fixed fees for software licensing and support.

•	Affiliate Obligations: Affiliates retain ownership of their ATMs but are required to adhere to our operational standards and compliance protocols. For example, Affiliates must implement the KYC/AML processes we provide and maintain their machines in accordance with the Company’s guidelines. This ensures a consistent and secure experience across the extended network of ATMs.

•	Future Milestones: The Affiliates Program was launched in late 2024 (pilot phase) and fully rolled out in June 2025. A near-term milestone is to onboard additional ATM operators in key markets throughout 2025, which we believe will increase transaction volume and expand our brand presence without requiring significant capital expenditure by the Company. Our goal is to have a certain number of affiliate-operated ATMs live by the end of 2025. We also state that the program’s progress will be evaluated by metrics such as the number of affiliate ATMs deployed, and the incremental revenue generated for the Company. No assurances can be made that we will be successful in achieving our goals with respect to future milestones.

Recent Events

During the second quarter of 2024, the Company entered into a Development Services Agreement with PSBC, LLC, a third-party Delaware corporation, for a software platform to use in connection with the operation of Bitcoin ATMs. The Company implemented and began to use the software platform in June 2024.

On May 14, 2025, the Company entered into a Second Amendment to the Development Services Agreement with PSBC, LLC, pursuant to which PSBC, LLC agreed to provide support services through November 14, 2025, and agreed to pay PSBC, LLC, $50 thousand per month beginning on May 14, 2025, and each month thereafter through November 14, 2025.

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

Fees on virtual vault services

Virtual Vault is a term used in the Armored Car and Cash Transport industry to define a service provided by armored car services for assets considered property of the bank when the bank does not have a physical vault or location in a given state or location. The fees for virtual vault services included in the accompanying consolidated statement of operations and comprehensive income are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Consolidated Results of Operations

The majority of the numbers presented below are rounded numbers and should be considered as approximate.

For the Three and Six Ended June 30, 2025 Compared to the Three and Six Ended June 30, 2024

	For the three months ended		For the six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$62,809	$70,907	$135,438	$152,330
Cost of revenues	55,027	60,697	119,525	128,787
Gross profit	7,782	10,210	15,913	23,543

Operating expenses:
Technology and development	392	331	850	528
General and administrative	3,410	2,270	6,464	4,668
Sales and marketing	512	433	1,003	882
Other operating expense	1,098	195	816	418
Total operating expenses	5,412	3,229	9,133	6,496

Income from operations	2,370	6,981	6,780	17,047

Interest expense	250	346	532	1,497
Fees on virtual vault services	383	561	837	1,106
Other expense(income)	(28)	–	(2)	107
Income before income taxes	1,765	6,074	5,413	14,337
Income tax expense	383	2,168	1,407	4,385
Net income	$1,382	$3,906	$4,006	$9,952

Revenues

We recognized revenues of $62,809,000 during the three months ended June 30, 2025, as compared to revenues of $70,907,000 for the three months ended June 30, 2024, representing a decrease in revenues of $8,098,000 or 11%. For the six months ended June 30, 2025 revenue of $135,438,000 was recognized, as compared to revenues of $152,330,000 for the six months ended June 30, 2024, representing a decrease in revenues of $16,892,000 or 11%. The decreases in revenues are attributable to market uncertainty which resulted in decreases in the sales prices per transaction. We believe that the uncertainty in the market was triggered by geopolitical and economic changes triggered by new tariffs, fears of inflation and employment instability in the U.S.

Cost of revenues

We incurred cost of revenues of $55,027,000 for the three months ended June 30, 2025, compared to cost of revenues of $60,697,000 for the three months ended June 30, 2024, representing a decrease in cost of revenues of $5,670,000 or 9%. For the six months ended June 30, 2025 cost of revenues of $119,525,000 were incurred, as compared to the cost of revenues of $128,787,000 for the six months ended June 30, 2024, representing a decrease in cost of revenues of $9,262,000 or 7%. The decreases in cost of revenues are attributable to a decrease in the corresponding sales of Bitcoin as described above and a decrease in the volume of Bitcoin acquired. As the uncertainty in the market accelerated, the price of Bitcoin also decreased.

Gross profit

We realized gross profit of $7,782,000 during the three months ended June 30, 2025, as compared to gross profit of $10,210,000 for the three months ended June 30, 2024, representing a decrease in gross profit of $2,428,000 or 24%. For the six months ended June 30, 2025 gross profit of $15,913,000 was recognized, as compared to the gross profit of $23,543,000 for the six months ended June 30, 2024, representing a decrease in gross profit of $7,630,000 or 32%. As discussed above, the decreases in gross profit are attributable to decreases in revenues that resulted from market uncertainty which further resulted in a decrease in the sales price per transaction, offset by decreases in cost of revenues, resulting from the decrease in the volume of Bitcoin acquired. We believe that the uncertainty in the market was triggered by geopolitical and economic changes triggered by new tariffs, fears of inflation and employment instability in the U.S.

Technology and development

We incurred technology and development expenses of $392,000 for the three months ended June 30, 2025, compared to expenses of $331,000 for the three months ended June 30, 2024, representing an increase in technology and development expenses of $61,000 or 18%. For the six months ended June 30, 2025, we incurred technology and development expenses of $850,000, compared to technology and development expenses of $528,000 for the six months ended June 30, 2024, representing an increase in technology and development expenses of $322,000 or 61%. The increases in technology and development expenses are attributable to the expansion of the Company’s technology teams and additional infrastructure to support our expanding activities and the commercialization of other products and services.

General and Administrative

We incurred general and administrative expenses of $3,410,000 and $2,270,000 for the three months ended June 30, 2025 and 2024, respectively, representing an increase of $1,140,000 or 50%. For the six months ended June 30, 2025, we incurred general and administrative expenses of $6,464,000 and $4,668,000 for the six months ended June 30, 2024, representing an increase in general and administrative expenses of $1,796,000 or 38% The increases resulted from an increase in (i) salaries attributable to additional personnel to meet the needs of our growth and b) the hiring of additional management as we grew our operations, (ii) legal fees relating to corporate matters, litigation and SEC filings such as our recent filings of resale registration statements on Form S-1, (iii) insurance as we increased limits on most of our coverages and (iv) fees for accounting and consulting services which increased due to meeting the additional filing requirements as a public reporting company, and more complicated tax issues compared to the previous filing for the three and six months ended June 30, 2024.

Sales and Marketing

We incurred sales and marketing expenses of $512,000 during the three months ended June 30, 2025, as compared to sales and marketing expenses of $433,000 for the three months ended June 30, 2024, representing an increase in sales and marketing expenses of $79,000 or 18%. For the six months ended June 30, 2025 we incurred sales and marketing expenses of $1,003,000, as compared to sales and marketing expenses of $882,000 for the six months ended June 30, 2024, representing an increase in sales and marketing expenses of $121,000 or 14%. The increases are attributable to increases in sales and marketing personnel and more participation in trade shows during the current periods compared to the prior periods.

Interest Expense

We incurred interest expense of $250,000 during the three months ended June 30, 2025, as compared to interest expense of $346,000 for the three months ended June 30, 2024, representing a decrease in interest expense of $96,000 or 28%. For the six months ended June 30, 2025, we incurred interest expense of $532,000, as compared to interest expense of $1,497,000 for the six months ended June 30, 2024, representing a decrease in interest expense of $965,000 or 64%. The decreases are attributable to the repayment, during the six months ended June 30, 2024, of a Senior Secured Loan Agreement, as amended and Senior Secured Revolving Credit Promissory Note with KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest.

Net Income

We had net income of $1,382,000 for the three months ended June 30, 2025, compared to $3,906,000 for the three months ended June 30, 2024, representing a decrease in net income of $2,524,000 or 65%. For the six months ended June 30, 2025, net income is $4,006,000, as compared to $9,952,000 for the six months ended June 30, 2024, representing a decrease in net income of $5,946,000 or 60%. The decreases in net income are the result of the factors described in the sections discussed above.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash balances of $17,389,000 and $17,506,000, respectively. The Company also had working capital deficits of $533,000 and $2,504,000, respectively, largely due to operating lease liabilities, current portion of $7,779,000 and $9,627,000 as of June 30, 2025 and December 31, 2024, respectively.

For the six months ended June 30, 2025 and 2024, cash provided by operating activities was $5,310,000 and $10,092,000, respectively. Our cash provided by operations for the six months ended June 30, 2025 was primarily attributable to our net income of $4,006,000, adjusted for non-cash expenses in the aggregate amount of $1,304,000, mainly due to an increase of $4,137,000 in depreciation and amortization, an increase of $297,000 in Bitcoin payments for expenses as well as an increase of $2,973,000 in net cash used to fund changes in the levels of operating assets and liabilities, mainly due to an increase of $1,694,000 in crypto assets held, an increase of $1,038,000 in accounts receivable and an increase of $3,127,000 in accounts payable and other liabilities, offset by a decrease of $1,128,000 in prepaid expenses and other assets, and a decrease of $2,459,000 in liability for cash held for customers. Our cash provided by operations for the six months ended June 30, 2024 was primarily attributable to our net income of $9,952,000, adjusted for non-cash expenses in the aggregate amount of $140,000 mainly due to an increase of $2,030,000 in depreciation and amortization, an increase of $3,710,000 in Bitcoin payments for expenses as well as an increase of $6,021,000 in net cash used to fund changes in the levels of operating assets and liabilities, mainly due to an increase of $4,797,000 in crypto assets held, an increase of $225,000 in accounts receivable and an increase of $165,000 in accounts payable and other liabilities, and an increase of $1,092,000 in prepaid expenses and other assets, offset by a decrease of $258,000 in liability for cash held for customers.

For the six months ended June 30, 2025 and 2024, cash used in investing activities was $818,000 and $2,851,000, respectively, made up solely of purchases of property and equipment and capitalized software.

For the six months ended June 30, 2025 and 2024, cash used in financing activities was $2,153,000 and $4,158,000, respectively. Cash used in financing activities during the six months ended June 30, 2025 was mainly due to repayment of debt of $216,000 and payments in reduction of equipment notes payable of $2,217,000. Cash used in financing activities during the six months ended June 30, 2024 was mainly due to repayment of debt and financing agreements of $4,385,000 which was offset by proceeds from debt of $170,000.

Our material cash requirements and time periods of such requirements from known contractual and other obligations amount to, in the aggregate, approximately $20,607,000 for the remainder of 2025 and $29,025,000 for the years 2026 through 2029 which we expect will be met through our ongoing operations. However, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for redeploying ATM equipment and pursuing other initiatives.

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

Key Performance Indicators and Non-GAAP Financial Measure and Trends

Athena Bitcoin ATMs

The number of Athena Bitcoin ATMs increased from 3,111 to 3,220 or 4% as of December 31, 2024 and June 30, 2025, respectively.

Transactions

Median ATM transaction size for Bitcoin decreased from $220 to $120, or 45% while the number of transactions increased from 79,188 to 120,639  , or 52% during the six months ended June 30, 2024 and 2025, respectively.

Median OTC transaction size for all crypto assets decreased from $83,000 to $79,000 or 5% while the number of transactions increased from 81 to 82 or 1% during the six months ended June 30, 2024 and 2025, respectively.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial measure. We define Adjusted EBITDA as net earnings attributable to Athena Bitcoin Global stockholders plus the following items: interest expense, fees on virtual vault services; income tax expense; one-time expenses (credit loss); and depreciation and amortization. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The Company believes that Adjusted EBITDA is a more relevant supplemental measure of performance than other GAAP performance measures. Adjusted EBITDA as presented in this prospectus is a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management presents the non-GAAP financial measure of Adjusted EBITDA because it considers this to be an important supplemental measure of performance. Management believes that this non-GAAP financial measure provides additional insight for analysts and investors evaluating the Company’s financial and operational performance by providing a consistent basis of comparison across periods.

ADJUSTED EBITDA

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Net income	$4,006	$9,952
Adjusted to exclude the following:
Interest expense	532	1,497
Fees on virtual vault services	837	1,106
Income tax expense	1,407	4,385
One-time expenses (credit losses)	757	236
Depreciation and amortization	4,137	2,030
Adjusted EBITDA	$11,676	$19,206

Key Factors Affecting Our Performance

The performance of our business operations has been and will continue to be affected by a number of factors, including;

•	The price and volatility of crypto assets

•	Adoption of crypto assets as a medium of exchange by merchants and their trading partners

•	Adoption of crypto assets as a store of value by investors

•	The total number of Bitcoin ATMs could reach a saturation in the markets where the Company operates, and the demand, as measured on a per Bitcoin ATM basis, would decrease

•	Investments made by the Company, including in new technologies and strategic acquisitions

•	Ability to determine the transaction fee for ATM transactions

•	Product and service offerings, including potentially increasing its white-label service offerings.

•	Regulations in U.S. and international market

•	Access to supply of new ATM machines from third-party manufacturers

Recent Financing Transactions

Equipment notes payable

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by the Company from Taproot. The parties agreed that the total outstanding balance of $2,120,000 would be paid by one inception payment of $1,158,000 upon the execution of the agreement and followed by weekly payments of $20,000 for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by the Company as a purchaser of the equipment. As of June 30, 2025, the outstanding principal was $162,000.

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

In addition, the Company agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the equipment units are located are subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC, an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of June 30, 2025, the outstanding principal was $4,049,000 representing the principal balance being paid as a percentage (0.8%) of revenues.

Short-term debt

On February 26, 2024, the Company entered into a financing agreement for $170,000 with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170,000 with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of June 30, 2025, the outstanding principal was $35,000.

On December 19, 2024, the Company entered into financing agreements for $116,000 with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of June 30, 2025, the outstanding principal was $30,000.

On May 30, 2025, the Company entered into financing agreements for $280 thousand with E.T.I Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of June 30, 2025, the outstanding principal was $253,000.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allowed the Company to borrow up to $4,000,000 for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the condensed consolidated statements of operations and comprehensive income. In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario, which has since been repaid in full, and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4,000,000 (together fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of June 30, 2025 and December 31, 2024, the outstanding principal was $0.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3,000,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of June 30, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3,000,000 and $3,000,000, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024, management identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified relates to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, certain accounts are properly reconciled, controls are properly designed and implemented and internal controls are properly monitored and functioning, and (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Unaudited Condensed Consolidated Financial Statements in “Note 15 – Commitments and Contingencies”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

As of June 30, 2025, our total indebtedness, excluding lease liabilities, was $20,301,000 including $3,000,000 of secured convertible debenture, $4,211,000 of equipment notes payable, and $318,000 of insurance financing debt. Our significant level of indebtedness could have important consequences for us, including the following:

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

We have established significant operations in El Salvador. However, there are many factors that could disrupt the implementation of Bitcoin Law in El Salvador, and as a result, our operations in El Salvador. Any of such disruptions can have a negative impact on the financial position of the Company. They could jeopardize our expansion plan and be detrimental to our business. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," or "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

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

Our operations in El Salvador are subject to the following additional risks:

•	Exposure to Bitcoin volatility. While Bitcoin can be used as a speculative asset to generate significant gains, it can also generate major losses. Bitcoin pricing has fluctuated from $16,500 on December 31, 2022 to $42,000 on December 31, 2023 to $93,429 on December 31, 2024 to $107,135 on June 30, 2025. Holding or transacting in such an unstable asset is particularly risky for people with low incomes, who can ill afford to sustain price swings as large as 30% in a single day and may become victims of a significant collapse. If there was a significant reduction in the fair value of Bitcoin, the reduction of value of Bitcoin held in the El Salvadoran national reserves could be a destabilizing event for the country and could impact the existing Bitcoin Law. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," or "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

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

There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

•	Depletion of banking assets. In today’s El Salvador, banks connect savers and borrowers. If most Salvadorans start using Bitcoin, their savings will be stored in digital wallets away from potential borrowers who would otherwise use it to fund projects. Massive adoption of Bitcoin could drain banks of savings and raise the cost of borrowing for companies and individuals, who would face higher interest rates. If that occurs, the economy of El Salvador and implementation of the Bitcoin Law could be negatively affected.

•	Lack of transparency/money laundering. Internationally, the cryptocurrency has been used for money laundering and to facilitate illegal activities. The intergovernmental Financial Action Task Force (“FATF”) may increase monitoring of El Salvadoran banks, businesses, and other financial institutions. The FATF is the international “money laundering and terrorist financing watchdog.” It reviews countries’ anti-money laundering and counter-financing terrorism practices. If the FATF determines that a country is exposed to financial crime, the flagged country is placed on either the list of “Jurisdictions under Increased Monitoring,” known as the “grey list,” or the list of “Jurisdictions subject to a Call for Action,” known as the “black list.” When a country is placed on the grey list, it must cooperate with increased FATF monitoring. When a country is placed on the black list, the FATF urges its 39 member nations and over 200 affiliated nations to apply enhanced due diligence and impose countermeasures, such as sanctions. From an FATF regulatory perspective, El Salvador has been in full compliance, however, that may likely change after the Bitcoin Law has been fully implemented. For example, the FATF mandates that the parties engaging in virtual-asset transactions provide complete and sufficient know-your-customer information. It also requires that senders and recipients of virtual assets obtain accurate knowledge and information about “the transaction, the source of funds, and the relationship with the counterparty.” The chances of Bitcoin transactions meeting such requirements are unlikely and El Salvador may be subject to sanctions. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

•	Loss of central bank reserves. El Salvador currently carries a large debt burden (approximately 87.9% of GDP as of April 2025 according to the International Monetary Fund (“IMF”)) and has a challenging amortization schedule. To navigate this difficult fiscal environment during the pandemic, El Salvador reached out to the International Monetary Fund (“IMF”) and was approved for a 40-month arrangement under the Extended Fund Facility for El Salvador, with access to $1.4 billion and an immediate disbursement of $113 million. The IMF stipulated that the arrangement is expected to catalyze additional multilateral financial support, for a combined overall financing package of over US$3.5 billion over the program period. The IMF also declared that “the potential risks of the Bitcoin project are being addressed in line with Fund policies and with Fund advice to the authorities. Prior actions include legal reforms that have made acceptance of Bitcoin by the private sector voluntary and ensured that tax payments are made only in U.S. dollars. Transparency of the public crypto e-wallet has been strengthened, and the government plans to gradually unwind its participation in the e-wallet. Going forward, program commitments will confine government engagement in Bitcoin-related economic activities, as well as government transactions in and purchases of Bitcoin. Regulation and supervision of digital assets will be enhanced in line with evolving international best practices”. Moody’s rating agency has downgraded the country’s debt further from B3 to Caa3 on November 26, 2024, with its outlook stable; that rating has remained unchanged. Those factors may negatively affect the economy of El Salvador and disrupt the implementation of the Bitcoin Law. However, six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the modified Bitcoin Law and their impact on the Company’s operations.

•	Continued negative publicity in the media with respect to Chivo S.A. de C.V. the Chivo Ecosystem, of Bitcoin ATMs in general, or of the Company’s services could have a material adverse effect on our business. The Government of El Salvador, through Chivo operates the Chivo digital wallet. The government purchased software and related services from the Company and used this software from the launch of the Chivo digital wallet in September of 2021 until December of 2021. According to media reports, the Chivo company’s operation of the Chivo digital wallet is not subject to public reporting or auditing by a banking regulator. Therefore, there is no way for an outside observer to know that the assets held by Chivo S.A. de C.V. are sufficient to cover the liabilities (user balances) of the Chivo digital wallet. If there are negative views presented in the news about the assets held by Chivo S.A. de C.V, or of the quality of its service offerings, or its lack of transparency, or fraud, or identity theft connected with the usage of the Chivo digital wallet, or any reported problems related to the Chivo digital wallet (either the version written by the Company or any subsequent version not using the Company’s Intellectual Property), then the Company’s reputation could be damaged which may negatively affect an investment in our common stock.

•	Failure to maintain sufficient cash in Chivo branded ATMs to meet demand could have a material adverse effect on our reputation. Chivo S.A. de C.V. also directs the Company as to how much physical cash should be loaded into the Chivo ATMs in El Salvador for the purpose of ATM users retrieving U.S. Dollar currency in exchange for their Bitcoin or dollars held in the Chivo digital wallet. If for any reason, there is not sufficient physical cash loaded into a Chivo ATM to meet the total demand for such cash, the ATM will be unable to initiate additional transactions to dispense cash to a user and the user will see the machine as non-functional. This could create negative impression of the Chivo Ecosystem, of Bitcoin ATMs in general, of the Company’s services, or the Company’s reputation and negatively affect an investment in our common stock.

•	Capital flight. Bitcoin Law could facilitate a capital flight, especially during a crisis. Many emerging markets control the flow of capital in and out of their countries to avoid a macroeconomic crisis or to prevent one from worsening. However, Bitcoin can facilitate such a flight: Once dollars are converted to Bitcoin, they can easily be sent to anyone in the world, without any control or tracking. Such an event would have a negative effect on the economy of El Salvador. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

•	Environmental concerns about Bitcoin mining. The system on which Bitcoin is currently based consumes large amounts of electricity, making it particularly taxing for the environment. President Bukele believes that the country’s cheap, clean, and renewable geothermal energy from volcanoes can power Bitcoin mining rigs, thus reducing its carbon footprint. It is not clear at this time if such a solution would solve the environmental concerns.

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

El Salvador’s Bitcoin Law has been greeted with skepticism from both Salvadorans and international financial institutions. The population might not fully embrace Bitcoin. Requiring every business to accept Bitcoin for goods and services without adequate access to technology may be a difficult obstacle to overcome and Bitcoin Law can be changed if it remains unpopular under a successor administration. Any of these concerns could disrupt our operations in El Salvador and have a negative impact on the financial position of the Company. It should be noted that six articles of the El Salvadorian Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations .

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

Our contracts with the El Salvador government may be negatively impacted

We have entered into agreements with the Government of El Salvador, pursuant to which we have installed and are currently operating 200 Chivo Bitcoin ATMs in El Salvador, 10 Chivo Bitcoin ATMs at El Salvador consulates in the U.S., 45 Chivo Bitcoin ATMs in other U.S. locations, with 10 ATMs in storage (as of June 30, 2025), importing and delivering 950 Chivo POS terminals for local businesses in El Salvador to transact with bitcoin, and developing and maintaining the software for the Chivo digital wallet. Each obligation comes with its own set of operational risks in addition to risks set forth herein, including but not limited to the volatile nature of crypto assets, data breach and crypto hacks, fraud conducted by users of the services offered by the Government of El Salvador, changes in U.S. and foreign laws and regulations, talent acquisition and retention, and general economic conditions. If we fail to fulfil our contractual obligations, our agreements may be terminated which may negatively impact our financial standing and reputation. For the three and six months ended June 30, 2025, approximately 1% and 1%, respectively, of our revenues have been from the El Salvador government through our white-label service. In December 2024, the Company entered into a new Master Services Agreement (“MSA”) and Service Level Agreement (“SLA”) with the Government of El Salvador, which expires in December 2027. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement to finalize balances owed between the parties and terminate the original MSA, Contracts and Addendums between the Company and the Department of Treasury of El Salvador. The settlement was effective as of April 2023 with full satisfaction of all obligations thereunder. Our agreements with the Government of El Salvador may also be modified or terminated by the Government of El Salvador for any reason including but not limited to regime change, additional competition, and loss of political support. Any such unfavorable change in our business operations in El Salvador, including the termination of any contracts with the Government of El Salvador, would adversely affect our revenues and profitability, and could negatively affect an investment in our shares of common stock. No white-label ATMs have been terminated by the El Salvador government through June 30, 2025. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

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

Tether, USD Coin, Dai and TrueUSD are examples of stable coins. Stable coins are crypto assets designed to have a stable value over time as compared to typically volatile crypto assets and are typically marketed as being pegged to a Fiat Currency, most commonly the U.S. Dollar, at a rate of 1:1. Stable coins make up an estimated 7.04% of the total market cap of crypto assets. The largest stable coin is Tether, which is the third largest crypto asset by market cap at $158 billion per Coinmarketcap.com as of June 30, 2025. Some have argued that some stable coins, particularly Tether, are improperly issued without sufficient backing, and have also argued that those associated with certain stable coins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. Terra (LUNA), another stable coin, collapsed in May 2022 due to issues with its algorithm, resulting in the stable coin losing all value. This sent shockwaves through the crypto market, with the total market cap of crypto assets decreasing by approximately 22% during May 2022. Volatility in stable coins, operational issues with stable coins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stable coins, or regulatory concerns about stable coin issuers or intermediaries, such as crypto asset spot markets, that support stable coins, could have a significant impact on the global crypto market.

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

We pay miner fees when transmitting crypto assets including bitcoin to customers upon completion of their purchase. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer bitcoin between our regional wallets. However, miner fees can be unpredictable. For instance, in 2017, Bitcoin miner fees increased from approximately $0.35 per transaction in January 2017 to over $50 per transaction in December 2017. Even though Bitcoin’s miner fees have since decreased to an average of $1.276 per transaction on June 30, 2025, if the demand for Bitcoin remains at current levels, we could experience high costs in excess of our historical performance. Although we attempt to adjust our pricing to pass through these expenses to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.

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

We have considered and determined that the recent completion of Ethereum’s transition to Proof-of-Stake consensus, known as “the Merge”, has not caused Ethereum to have become a security for a variety of reasons including, but not limited to those discussed below. Consistent with the holdings in recent federal court cases involving Ripple and Terraform, we believe that whether something is an investment contract under the Howey test is a transaction-specific assessment that does not attach to the underlying object of that transaction as the underlying object of a transaction is not itself “a contract, transaction or scheme.” We therefore believe that a digital asset such as Ethereum cannot itself be an investment contract security, including after the Merge. We also believe that Ethereum is a consumable commodity that is not a security. Ethereum was used in making gas fee payments on the Ethereum Network prior to the Merge and continues to be extensively used in this capacity after the Merge. The Merge also introduced a new use for Ethereum as part of the new consensus mechanism, which provides further evidence that Ethereum is a consumable commodity and not a security. We further believe that any expectations of profit a purchaser of Ethereum may possess from their purchase depends on the overall market for Ethereum, not any identifiable “other” or issuer as required in the Howey test. Specifically, we believe that Ethereum’s value derives from the supply and demand for useful applications built on the Ethereum Network. We believe this to be the case before the Merge and continues to be the case after the Merge. We also believe that even if a holder of Ethereum expects profits based upon the action of persons directly involved in updating the Ethereum Network’s code, or in publishing new blocks of transactions on the Ethereum Network, the group of persons involved in such activities is sufficiently decentralized such that there is no “other” upon whom a purchaser could rely for Howey purposes. There were thousands of developers working on the Ethereum Network’s code before the Merge, and there continue to be today, and the same can be said of thousands of miners publishing blocks on the Ethereum Network. We therefore believe that the Ethereum Network remains “sufficiently decentralized” and that Ethereum is not a security. We have also considered that, similar to profits that could be sought from mining under proof of work, any profits realized from validating Ethereum transactions only accrue to those who affirmatively engage in validation efforts, rather than holders of Ethereum more generally. Any of these profits are also based on the validator’s own efforts to engage in validation, and not the efforts of identifiable “others” more generally. We believe Ethereum is not a security because futures contracts with Ethereum as the underlying asset continue to be offered by trading platforms regulated only by the Commodity Futures Trading Commission (“CFTC”), even after the Merge.  In addition, we have considered generally whether the Merge may have caused Ethereum to be classified as a security under Reves or any other instrument making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act, and concluded that it did not.

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

We currently offer only Bitcoin for sale at all our ATM machines. We also operate Athena Plus for private clients and trade customers of the Company. We buy and sell Bitcoin through our Athena Plus services, but we have also facilitated transactions in other crypto assets prior to July 19, 2023. For the three and six months ended June 30, 2025, we had 14 and 29 Athena Plus transactions for Bitcoin, respectively. For the year ended December 31, 2024 we had 83 Athena Plus transactions for Bitcoin. Since July 19, 2023, we do not transact, or make offers to transact with our customers, in any crypto assets except Bitcoin.  We may offer additional cryptocurrencies in the future only if there were significant customer demand for a specific crypto asset and that crypto asset was available to us through multiple trading partners, crypto exchanges and crypto asset brokers.

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

On December 13, 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. When adopting the standard, entities are required to record a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. Retrospective restatement would not be required or allowed for prior periods. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company adopted this ASU as of January 1, 2025. There was no material impact on the financial statements due to the Company’s holding period of crypto assets being typically two days or less.

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

Our founders, along with a single major shareholder, beneficially own approximately 75.8% of our outstanding shares of common stock. In particular the founders include Eric Gravengaard, who beneficially owns 28.1% of our outstanding shares of common stock, and Tom Kerestes who beneficially owns 10.5% of our outstanding shares of common stock. Michael Komaransky is the single major shareholder who beneficially owns 37.1% of the Company’s securities. Combined, these three beneficially own approximately 75.8% of our outstanding shares of common stock. While such persons have not formed a group and have not decided to vote together on Company matters, such persons will collectively, for the foreseeable future, have the ability, if acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws.

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

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3,000,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of June 30, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3,000,000 and $3,000,000, respectively.

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

Our Common Stock is quoted on the OTC ID Tier of the OTC Markets under the symbol “ABIT”. The high and low sales prices of our common stock over the prior 52 weeks was $0.0165 and $0.264, respectively. As of the date of this Report, our Common Stock is quoted on the OTC ID, and it is not otherwise regularly quoted on any other over-the-counter market or exchange.

Certain previously registered shares of our common stock are required to be sold at fixed prices until such time as our common stock is quoted on the OTCQX, or the OTCQB, operated by OTC Markets, or listed on any national securities exchange or automated interdealer quotation system, if ever, which may result in our common stock not significantly increasing above those fixed prices and have other negative effects on our common stock.

The Company has previously obtained effectiveness of two resale registration statements on Form S-1, one which became effective on May 14, 2025, relating to the resale of 34,650,000 shares of common stock by the selling stockholders named therein (the “May 2025 Registration Statement”); and one which became effective on July 2, 2025, relating to the resale of 473,874,346 shares of common stock by the selling stockholders named therein (the “July 2025 Registration Statement”). Until such time as our common stock is quoted on the OTCQB or OTCQX tiers of the OTC Markets, or listed on a national securities exchange or an automated interdealer quotation system, if ever, selling stockholders may only sell shares of our common stock under the May 2025 Registration Statement at a fixed price of $0.05 per share and selling stockholders may only sell shares of our common stock under the July 2025 Registration Statement at a fix price of $0.0493 per share. As a result, such selling stockholders will be unable to sell their shares at market prices above the fixed prices, which could discourage sales activity and reduce overall trading volume in our stock.

This limitation may artificially cap the market price of our common stock and create downward pressure on the trading price, particularly if market participants anticipate future selling activity at the fixed prices. Even if our common stock is trading above $0.05/$0.0493 fixed sales prices, the continued offering of shares at those prices could result in the market price drifting back toward or remaining near the fixed price until such time as the restrictions are lifted, if ever. This could adversely affect investor perception, limit price appreciation, and impair our ability to raise capital at more favorable valuations.

In addition, the presence of a fixed-price offering could create disincentives for investor participation in the public market, reduce liquidity, and increase volatility. There is also no assurance as to when or if our common stock will be quoted or listed on a higher-tier market, and the longer this restriction remains in place, the greater the potential impact on the trading price and stability of our common stock.

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

We may issue shares of common stock and warrants to purchase shares of common stock pursuant to private offerings and we may issue options to purchase shares of common stock to our executive officers and employees pursuant to their employment agreements. The sale, or even the possibility of sale, of shares pursuant to a separate offering or to executive officers and employees could have an adverse effect on the market price of our common stock or on our ability to obtain future financing.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of the Sarbanes-Oxley Act, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

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

Our common stock may not be approved for listing on Nasdaq or to have our common stock quoted on the OTCQB or OTCQX markets.

In the future, we plan to apply to have our common stock listed on the Nasdaq Capital Market, or quoted on the OTCQX, or the OTCQB, operated by OTC Markets. We have to date not formally applied for uplisting however and any application we submit in the future may not be approved.

To qualify for quotation on the OTCQX, a company must meet comprehensive eligibility and corporate governance standards. These include satisfying a "penny stock" exemption based on financial criteria such as net tangible assets, revenue, or bid price; having no bankruptcy proceedings; not being a shell or blank-check company (with limited exceptions); being in good legal standing; maintaining a valid public company reporting status; and submitting audited financial statements prepared in accordance with U.S. GAAP. The company must also have at least a 10% unrestricted public float, 50 beneficial shareholders owning at least 100 shares each, a minimum bid price of $0.25 per share, and a market capitalization of at least $10 million for 30 consecutive days prior to admission. Additionally, it must have at least one proprietary priced quotation from a market maker at admission and two within 90 days. Governance requirements include having a board with at least two independent directors, an audit committee with a majority of independent members, annual shareholder meetings with timely distribution of financials and proxy materials, and public disclosure of these documents. We do not currently meet the OTCQX’s initial listing standards and may not meet such standards in the future. Also, even if we meet such standards, we may choose not to submit an application for quotation on the OTCQX, and OTC Markets may not approve any application for quotation that we submit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025, and for the period from April 1, 2025, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

No.	Description
10.1	Second Amendment to Development Services Agreement between Athena Bitcoin, Inc. and PSBC, LLC (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Commission on June 2, 2025, and incorporated herein by reference)
10.2***	Athena Bitcoin Global 2025 Equity Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 10, 2025, and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

 *** Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Athena Bitcoin Global

Date: August 13, 2025	By:	/s/ Matias Goldenhörn
Matias Goldenhörn Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Omar Jimenez
Omar Jimenez Chief Financial Officer (Principal Financial and Accounting Officer)

