Form 10-Q
period 2025-09-30
Athena Bitcoin Global
filed 2025-11-13
CIK 1095146

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, 4,095,009,545 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
Glossary of Bitcoin and Crypto Terms		3

Cautionary Note Regarding Forward-Looking Statements		6

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	7

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	7

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	10

	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	12

	Notes to Unaudited Condensed Consolidated Financial Statements	13

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	59

ITEM 4.	Controls and Procedures	59

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings.	60

ITEM 1A.	Risk Factors.	60

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	106

ITEM 3.	Defaults Upon Senior Securities.	106

ITEM 4.	Mine Safety Disclosures.	106

ITEM 5.	Other Information.	106

ITEM 6.	Exhibits.	107

Signatures		108

GLOSSARY OF BITCOIN AND CRYPTO TERMS

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

•	Address: An alphanumeric reference to where crypto assets can be sent or stored.

•	Athena Bitcoin Affiliates Program provides Bitcoin ATM operators with a turnkey solution, offering software, compliance support, cash management, and marketing services to streamline operations and maximize profitability. This turnkey solution is for participating independent Bitcoin ATM operators (“Affiliates”) who will be able to leverage the Company’s established platform and services to manage their own Bitcoin ATMs more efficiently. See ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business Overview and Recent Events for a description of the Affiliates program.

•	Bitcoin (BTC): The first system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto. Bitcoin, while having several of the primary attributes of money, is not considered a currency or money in the jurisdictions that the Company operates, with the exception of El Salvador where it is considered legal tender.

•	Bitcoin ATM: A kiosk that can be used by a Customer to buy or sell bitcoin or other crypto assets in exchange for Cash.

•	Bitcoin Cash (BCH): A fork of Bitcoin that seeks to add more transaction capacity to the network in order to be useful for everyday transactions. BCH is based on the original Bitcoin blockchain with some distinct differences. A major one is an increased maximum block size of 32MB, compared to just 1MB on Bitcoin. Increased block size allows BCH to process transactions faster than Bitcoin, with lower fees and an increased per-second transaction capacity.

•	Block: A grouping of Transactions validated by Miners and disseminated by the Network to servers that maintain the records in a blockchain. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new block.

•	Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the Network and follows a consensus protocol for confirming new Blocks to be added to the blockchain.

•	Cash: The physical specie or banknotes of a sovereign country including the U.S. Dollar and other countries that issue Fiat Currency in paper formats.

•	Chivo: CHIVO, Sociedad Anonima de Capital Variable, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador (GOES), is the official Bitcoin service provider of the Government of El Salvador. Chivo’s platform is used to support the use of Bitcoin as legal tender in the country. The platform facilitates the exchange of Bitcoin and U.S. Dollar between users and their counterparties. The Chivo brand, which is the exclusive property of CHIVO, Sociedad Anonima de Capital Variable, is used across multiple products and services including a mobile wallet (Chivo wallet), integrated ATM (Chivo ATMs) and point-of-sale (“POS”) terminals.

•	Cold storage: The storage of private keys in any fashion that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or paper records.

•	Confirmation: A Bitcoin or similar transaction is considered confirmed when it is included in a new Block in the Blockchain. Each time another Block is appended to the chain, the Transaction is confirmed again.

•	Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.

•	Cryptocurrency: Bitcoin and alternative coins, or ‘altcoins’. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.

•	Customer: A retail user of our Bitcoin ATMs or client of one of our other services.

•	Customer Buying: When a Customer acquires Bitcoin or another crypto asset in exchange for Cash or a Wire Transfer. In these transactions, the Company is selling Bitcoin or the crypto asset and acquiring Fiat Currency.

•	Customer Selling: When a Customer acquires Fiat Currency, via either Cash or a Wire Transfer from the Company, in exchange for Bitcoin or another crypto asset. In these transactions, the Company is acquiring Bitcoin or another crypto asset in exchange for Fiat Currency.

•	Crypto Asset or Digital Asset: Bitcoin and alternative digital forms of money, or ‘altcoins,’ launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications. The term “altcoins” is inclusive of Ethereum, Litecoin, Tether and Bitcoin Cash.

•	Ethereum (ETH): A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.

•	Fiat Currency: The currency issued by a sovereign government or bloc including the U.S. Dollar, Argentine Peso, or Euro.

•	Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.

•	Hot Wallet: A wallet that is connected to the internet, enabling it to broadcast transactions.

•	Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.

•	Mining: The process by which new blocks are created, and thus new transactions are added to the blockchain.

•	Network: The collection of all Miners and Nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.

•	Node: A server that maintains a record of the blockchain and can communicate with other Nodes on the Network to propagate new Transactions. Nodes can also maintain wallets and safeguard Private Keys.

•	Protocol: A type of algorithm or software that governs how a blockchain operates.

•	Public key or private key: Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.

•	Stable Coin: A Token issued for the purpose of maintaining a constant value relative to a Fiat Currency, most commonly the U.S. Dollar. Examples include Tether, USDC, Dai, BinanceUSD or GUSD. Many of these operate as un-regulated money market fund equivalents. Stable coins are a popular method to transfer funds between exchanges without taking price risk.

•	Tether (USDt): A blockchain-based cryptocurrency whose tokens in circulation are backed by an equivalent amount of U.S. dollars, making it a stable coin with a price pegged to U.S. Dollar $1.00.

•	Token: A unit of a crypto asset or other instrument secured by and recorded on a blockchain. Tokens could include the primary units of a blockchain as in Ethereum or Bitcoin, or be a separate construct whose ownership is recorded using such a blockchain as in an ERC-20 Token, whose ownership might convey any number of properties.

•	Transaction: The transfer of Bitcoin or a crypto asset from one Address to one or more Addresses. The Transaction is validated by Nodes and Miners according to the Protocol and specifically must be signed using the private key of the sending Address to be included in a block, whereby it becomes Confirmed.

•	Wallet: A place to store public and private keys for crypto assets. Wallets are typically software, hardware, or paper-based.

•	Wire Transfer: A permanent inter-bank transfer on a national or international settlement system including the Fedwire system in the United States or the SWIFT international system but excluding non-permanent systems like ACH (Automated Clearing House, a computer-based network that allows financial institutions to electronically process transactions).

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

Factors that might cause or contribute to such differences include, but are not limited to, statements about:

•	our future financial performance, including our expectations regarding our revenue, operating expenses, and our ability to achieve and maintain future profitability;
•	our business plan and our ability to effectively manage our growth;
•	anticipated trends, growth rates, and challenges in our business, the crypto economy, and in the markets in which we operate;
•	market acceptance of our products and services;
•	beliefs and objectives for future operations;
•	our ability to further penetrate our existing customer base and maintain and expand our customer base;
•	our ability to develop new products and services and grow our business in response to changing technologies, customer demand, and competitive pressures;
•	our expectations concerning relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to continue to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	future acquisitions of or investments in complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	economic and industry trends, projected growth, or trend analysis;
•	trends in revenues, cost of revenues, and gross margin;
•	trends in operating expenses, including technology and development expenses, sales and marketing expenses, and general and administrative expenses, and expectations regarding these expenses as a percentage of revenue;
•	increased expenses associated with being a public company;
•	other risks and uncertainties, including those described under Risk Factors, herein; and
•	other statements regarding our future operations, financial condition, and prospects and business strategies.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of shares)

	September 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets
Current assets:
Cash and cash equivalents, net	$14,558	$17,506
Restricted cash held for customers	2,846	122
Crypto assets held, net	2,208	1,241
Accounts receivable, net	3,114	1,339
Prepaid expenses and other current assets	2,151	2,702
Total current assets	24,877	22,910

Property and equipment, net	14,349	16,245
Software development, net	4,295	5,239
Right of use assets – operating leases	33,651	33,613
Other noncurrent assets	56	26
Total assets	$77,228	$78,033

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,637	$11,133
Accounts payable, related-party	457	818
Liability for cash held for customers	2,846	122
Operating lease liabilities, current portion	10,753	9,627
Equipment notes payable, current portion	–	3,084
Short-term debt	5,710	256
Convertible debt, related-party	3,000	–
Other current liabilities	340	376
Total current liabilities	$30,743	$25,416

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Balance Sheets, Continued

(in thousands, except number of shares)

	September 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Long-term liabilities:
Operating lease liabilities, net of current portion	$22,898	$23,986
Equipment notes payable, net of current portion	–	3,344
Deferred tax liabilities, net	695	914
Convertible debt, related-party	–	3,000
Total long-term liabilities	23,593	31,244
Total liabilities	54,336	56,660

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000,000 shares authorized; No shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	–	–
Common stock, $0.001 par value 10,000,000,000 shares authorized; 4,095,009,545 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	4,095	4,095
Additional paid in capital	11,982	11,982
Accumulated income	7,092	5,537
Accumulated other comprehensive loss	(277)	(241)
Total stockholders’ equity	22,892	21,373
Total liabilities and stockholders’ equity	$77,228	$78,033

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except number of shares)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$57,414	$69,406	$192,852	$221,737
Cost of revenues	50,205	61,322	169,730	190,108
Gross profit	7,209	8,084	23,122	31,629

Operating expenses:
Technology and development	431	376	1,281	904
General and administrative	3,234	2,689	9,698	7,356
Sales and marketing	423	542	1,426	1,424
Other operating expense	254	349	1,070	767
Total operating expenses	4,342	3,956	13,475	10,451

Income from operations	2,867	4,128	9,647	21,178

Interest expense	170	201	702	1,698
Fees on virtual vault services	403	451	1,240	1,557
Loss on extinguishment of debt	4,602	–	4,602	–
Other (income) expense	746	(3)	744	107
Income (loss) before income taxes	(3,054)	3,479	2,359	17,816
Income tax expense (benefit)	(603)	1,224	804	5,609
Net income (loss)	$(2,451)	$2,255	$1,555	$12,207

Basic earnings (loss) per share	$(0.00060)	$0.00057	$0.00038	$0.00307
Diluted earnings (loss) per share	$(0.00060)	$0.00052	$0.00040	$0.00278
Weighted average shares outstanding - Basic	4,095,009,545	3,975,611,408	4,095,009,545	3,975,611,408
Weighted average shares outstanding - Diluted	4,095,009,545	4,456,401,260	4,345,009,545	4,462,165,814

Comprehensive income
Net income (loss)	$(2,451)	$2,255	$1,555	$12,207
Foreign currency translation adjustment, net of tax	(39)	2	(36)	(17)
Comprehensive income (loss)	$(2,490)	$2,257	$1,519	$12,190

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the nine months ended
	September 30, 2025	September 30, 2024
Operating activities
Net income	$1,555	$12,207

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,869	3,219
Unrealized loss of crypto assets held	107	–
Impairment of crypto assets held	–	419
Realized loss on crypto assets, net	13	39
Bitcoin payments for expenses	599	6,784
Bitcoin received from independent Bitcoin ATM operators [affiliates program]	(1,156)	–
Loss on disposal of property and equipment	63	–
Non-cash loss on extinguishment of debt	4,602	–
Write-off of unamortized imputed interest	681	–
Deferred income tax	(219)	581

Changes in operating assets and liabilities:
Crypto assets held	(3,039)	(7,784)
Accounts receivable	(1,775)	(485)
Prepaid expenses and other assets	521	(1,368)
Liability for cash held for customers	2,724	779
Accounts payable and other liabilities	(3,865)	4,024
Net cash provided by operating activities	7,680	18,415

Investing activities
Purchases of property and equipment	(1,130)	(9,346)
Capitalized software	(6)	(23)
Net cash used in investing activities	(1,136)	(9,369)

Financing activities
Proceeds from debt	353	167
Repayment of debt	(435)	(4,604)
Payments in reduction of financing leases	–	(1,115)
Payments in reduction of equipment notes payable	(6,650)	–
Proceeds from issuance of stock	–	57
Net cash used in financing activities	(6,732)	(5,495)

Effect of exchange rate changed on cash and cash equivalents	(36)	(17)
Net increase (decrease) in cash and cash equivalents	(224)	3,534
Cash, cash equivalents and restricted cash, beginning of period	17,628	18,360
Cash, cash equivalents and restricted cash, end of period	$17,404	$21,894

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(in thousands)

	For the nine months ended
	September 30, 2025	September 30, 2024

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$14,558	$20,860
Restricted cash held for customers	2,846	1,034
Total cash, cash equivalents and restricted cash	$17,404	$21,894

Supplemental disclosure of cash flow information:
Cash paid for interest	$706	$217
Cash paid for taxes	$705	$5,958
Leased assets obtained in exchange for operating lease liabilities	$3,874	$7,454

Supplemental schedule of non-cash investing and financing activities:
Property and equipment purchased in accounts payable	$35	$3,621
Software development purchased in accounts payable	$–	$5,314
Short-term debt replacing equipment financing	$9,000	$–
Bitcoin used to buy property and equipment	$2,430	$181
Bitcoin assets used for interest	$–	$1,037
Bitcoin and Tether used for other payments	$83	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except number of shares)

	Common Stock		Additional Paid-in	Accumulated Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balance, December 31, 2023	4,094,459,545	$4,094	$11,926	$(4,747)	$(255)	$11,018
Net income	–	–	–	6,046	–	6,046
Foreign currency translation adjustment	–	–	–	–	(11)	(11)
Balance, March 31, 2024	4,094,459,545	$4,094	$11,926	$1,299	$(266)	$17,053

Net income	–	$–	$–	$3,906	$–	$3,906
Foreign currency translation adjustment	–	–	–	–	(8)	(8)
Issuance of stock	550,000	1	56	–	–	57
Balance, June 30, 2024	4,095,009,545	$4,095	$11,982	$5,205	$(274)	$21,008

Net income	–	$–	$–	$2,255	$–	$2,255
Foreign currency translation adjustment					2	2
Balance, September 30, 2024	4,095,009,545	$4,095	$11,982	$7,460	$(272)	$23,265

Balance, December 31, 2024	4,095,009,545	$4,095	$11,982	$5,537	$(241)	$21,373
Net income	–	–	–	2,624	–	2,624
Foreign currency translation adjustment	–	–	–	–	4	4
Balance, March 31, 2025	4,095,009,545	$4,095	$11,982	$8,161	$(237)	$24,001

Net income	–	$–	$–	$1,382	$–	$1,382
Foreign currency translation adjustment	–	–	–	–	(1)	(1)
Balance, June 30, 2025	4,095,009,545	$4,095	$11,982	$9,543	$(238)	$25,382

Net loss	–	$–	$–	$(2,451)	$–	$(2,451)
Foreign currency translation adjustment	–	–	–	–	(39)	(39)
Balance, September 30, 2025	4,095,009,545	$4,095	$11,982	$7,092	$(277)	$22,892

See accompanying notes to unaudited condensed consolidated financial statements.

Athena Bitcoin Global and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and September 30, 2024

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Athena Bitcoin Global, a Nevada corporation, and its wholly-owned subsidiary, Athena Bitcoin, Inc., a Delaware corporation (together referred to as “Athena Global” or the “Company”) is a provider of various crypto asset transaction platforms, including the operation of automated teller machines (“ATMs”) and personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets, white-label operations and payment services. The Company’s network of Athena Bitcoin ATMs (“Athena ATMs”) is active in thirty-four states and the territory of Puerto Rico in the United States, and 4 countries in Central and South America as of September 30, 2025. The Company places its machines in convenience stores, shopping centers, and other easily accessible locations.

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

Effective April 15, 2021, the Company changed its name to Athena Bitcoin Global from GamePlan, Inc.

Athena Bitcoin Global has 10,000,000,000 shares of common stock authorized and 4,095,009,545 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

Cost of Revenues

Cost of revenues consists primarily of expenses related to the acquisition of Bitcoin; including the costs to purchase Bitcoin from users of the Company’s ATMs and from third-party exchanges at market value, and cost of revenues includes the costs of operating the ATMs from which Bitcoin are sold (including the associated rent expense, related incentives, ATM cash losses, software licensing fees for the ATMs, depreciation of ATM machines, amortization of software, insurance, and utilities), crypto asset valuation changes and fees paid to service the ATMs and the transport of cash to the banks.

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

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. As of September 30, 2025 and December 31, 2024, the Company had cash in transit of $3.4 million and $5.5 million, respectively, net of an allowance for cash lost in transit of $713 thousand and $1.3 million, respectively. The Company recognized $251 thousand and $1.1 million of cash losses for cash in transit for the three and nine months ended September 30, 2025, respectively, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income (loss), and $340 thousand and $726 thousand of cash losses for cash in transit for the three and nine months ended September 30, 2024, respectively, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income (loss). The Company wrote-off $2.1 million of uncollectible outstanding cash in transit for the nine months ended September 30, 2025 representing $1.3 million of amounts outstanding from 2023 and $830 thousand representing amounts outstanding from 2024.

Restricted Cash Held for Customers

Restricted cash held for customers consists of money on hand received from customers of the White-label clients for replenishment of ATMs.

Accounts Receivable

Accounts receivable are unconditional, uncollateralized customer obligations and are stated at the amount the Company expects to collect. The carrying amount of accounts receivable is reduced by an allowance for credit losses. The Company’s allowance for credit losses represents the estimate of expected credit losses related to accounts receivable. To estimate the allowance for credit losses, the Company leverages information on historical losses, asset-specific risk characteristics, current conditions and reasonable and supportable forecast of future conditions. Account balances are written off against the allowance when the Company deems the amount is uncollectable.

The Company measures collectability of its accounts receivables using the current expected credit loss (“CECL”) method. The measurement of CECL applies to all financial assets measured at amortized cost, including receivables for revenue. The Company recognized no allowance for credit losses as of September 30, 2025 and December 31, 2024.

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

There was no impairment for the three and nine months ended September 30, 2025 and 2024.

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

The Company has revenues from White-label services in El Salvador and ancillary sales to customers where it provides services on customary credit terms, typically Net 30 or Net 60. As of September 30, 2025 and December 31, 2024, one customer, Chivo, Sociedad Anónima de Capital Variable, represented substantially all of the Company’s total accounts receivable balance.

No single customer is responsible for over 10% of revenue for the three and nine months ended September 30, 2025 and 2024.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 – Property, Plant and Equipment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Management has determined there was no impairment of long-lived assets for the three and nine months ended September 30, 2025 and 2024.

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

The Company recognized an unrealized loss on crypto assets held of $14 thousand and $107 thousand which is included in Cost of revenues in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025, respectively. No unrealized gain or loss is recognized for the three and nine months ended September 30, 2024 as the ASU was not adopted until January 1, 2025.

For the three and nine months ended September 30, 2024 (prior to the adoption of ASU 2023-08 described above), Bitcoin and Tether were initially recorded at cost and tested for impairment at the end of the month. The Company assigns cost to transactions on a first-in, first-out basis. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the Bitcoin and Tether at the time its fair value is being measured in its principal market. The Company continuously assessed Bitcoin and Tether for impairment. The Company determined that there was a decline in the quoted market price below the carrying cost of their Bitcoin and Tether and for the three and nine months ended September 30, 2024, the Company had impairment charges related to Bitcoin held of $292 thousand and $419 thousand respectively, which is included in Cost of revenues in the condensed consolidated statements of operations and comprehensive income (loss). No impairment is recognized for the three and nine months ended September 30, 2025 as the Company adopted, effective January 1, 2025, the guidance to measure crypto assets held, at fair value and therefore recognize unrealized losses instead of impairment charges.

The Company purchases Bitcoin, which is held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in Bitcoin prices. As of July 19, 2023, the Company only transacts in Bitcoin at its ATMs in exchange for cash, on a predetermined markup at the time of the transaction. However, there may be multiple days between the purchase of the Bitcoin and the sale of the Bitcoin. When Bitcoin is sold to customers, the Company recognizes the market value of the crypto asset within cost of revenue. The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the condensed consolidated statements of cash flows.

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

The Company records invoices from vendors in USD and for vendors who elect to be paid in Bitcoin, the Company transfers Bitcoin at market value at the time of transfer in line with ASC 820, Fair Value Measurement. The Company then recognizes as a gain or loss, the difference between the current carrying value of the Bitcoin and its value at the time of transfer to cost of revenues in the condensed consolidated statements of operations and comprehensive income (loss).

The Company had (gains) and losses related to the derecognition of Bitcoin of ($4 thousand) and $5 thousand for the three months ended September 30, 2025 and 2024, respectively, and $13 thousand and $39 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the local currency. For these foreign entities, the Company translates their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. The Company records these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in the Company’s condensed consolidated balance sheets. The Company has foreign currency translation gain (loss) adjustments of ($39 thousand) and $2 thousand during the three months ended September 30, 2025 and 2024, respectively and of ($36 thousand) and ($17 thousand) during the nine months ended September 30, 2025 and 2024, respectively.

The Company records exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).

The amount of taxes allocated to translation adjustments was immaterial for the three and nine months ended September 30, 2025 and 2024.

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

No stock-based compensation was recognized during the three and nine months ended September 30, 2025 and 2024.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the condensed consolidated statements of operations and comprehensive income (loss).

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheets in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated statements of operations and comprehensive income (loss).

The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the condensed consolidated balance sheets.

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

Earnings (loss) per share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the number of weighted average common shares outstanding for the applicable period, excluding the shares exercised from the proceeds of the non-recourse loan. Diluted earnings (loss) per share is calculated by dividing diluted net income (loss) available to common stockholders by the diluted weighted average shares outstanding which includes common shares outstanding for the applicable period and shares of common stock related to outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic net income (loss) per share:
Numerator
Net income (loss), in thousands	$(2,451)	$2,255	$1,555	$12,207
Denominator
Weighted-average shares of common stock used to compute net earnings (loss) per share attributable to common stockholders, basic	4,095,009,545	4,094,750,869	4,095,009,545	4,094,750,869
Less: Non-recourse loan shares	–	(119,139,461)	–	(119,139,461)
Adjusted weighted-average shares of common stock used to compute net earnings (loss) per share attributable to common stockholders, basic	4,095,009,545	3,975,611,408	4,095,009,545	3,975,611,408
Net earnings (loss) per share attributable to common stockholders, basic	$(0.00060)	$0.00057	$0.00038	$0.00307

Diluted net income (loss) per share:
Numerator
Net income (loss), basic, in thousands	$(2,451)	$2,255	$1,555	$12,207
Add: Interest expense on convertible debt, in thousands	–	60	180	180
Net income (loss), diluted, in thousands	$(2,451)	$2,315	$1,735	$12,387
Denominator
Adjusted weighted-average shares of common stock used to compute net earnings (loss) per share attributable to common stockholders, basic	4,095,009,545	3,975,611,408	4,095,009,545	3,975,611,408
Non-recourse loan issuance	–	111,228,451	–	114,786,048
Weighted-average effect of potentially dilutive securities: convertible debt	–	250,000,000	250,000,000	250,000,000
Unexercised warrants	–	119,561,401	–	121,768,358
Weighted-average shares of common stock used to compute net earnings (loss) per share attributable to common stockholders, diluted	4,095,009,545	4,456,401,260	4,345,009,545	4,462,165,814
Net earnings (loss) per share attributable to common stockholders, diluted	$(0.00060)	$0.00052	$0.00040	$0.00278

For the three months ended September 30, 2025, the weighted-average number of common shares outstanding excludes anti-dilutive common stock equivalents.

There were no anti-dilutive securities for three months ended September 30, 2024 and nine months ended September 30, 2025 and 2024.

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

During the three and nine months ended September 30, 2025 and 2024, there were no changes to the Company’s valuation techniques that had, or are expected to have, a material impact on its consolidated balance sheets or consolidated statements of operations and comprehensive income (loss).

The Company did not make any transfers between the levels of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

The carrying amounts for cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities, short-term debt, note payable related-party, convertible debt related-party and equipment notes payable approximate fair value.

NOTE 2. REVENUE

The table below presents revenue of the Company disaggregated by revenue source for the three and nine months ended (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Bitcoin ATMs (Athena and White-label)	$56,598	$68,188	$188,156	$218,213
Athena Plus (OTC)	536	1,010	3,852	3,245
Athena Pay, Affiliates and other ancillary	280	208	844	279
	$57,414	$69,406	$192,852	$221,737

The revenues from Bitcoin ATMs are composed of the following:

•	The Company recognized $55.9 million of revenues related to Athena ATMs, and $0.7 million of revenues related to operating the White-labeled ATMs for a total of $56.6 million of revenues from Bitcoin ATMs for the three months ended September 30, 2025.
•	The Company recognized $66.9 million of revenues related to Athena ATMs, and $1.3 million of revenues related to operating the White-labeled ATMs for a total of $68.2 million of revenues from Bitcoin ATMs for the three months ended September 30, 2024.
•	The Company recognized $186.2 million of revenues related to Athena ATMs, and $1.9 million of revenues related to operating the White-labeled ATMs for a total of $188.2 million of revenues from Bitcoin ATMs for the nine months ended September 30, 2025.
•	The Company recognized $214.4 million of revenues related to Athena ATMs, and $3.8 million of revenues related to operating the White-labeled ATMs for a total of $218.2 million of revenues from Bitcoin ATMs for the nine months ended September 30, 2024.

The table below presents revenues by geographic territories based on sales location for the three and nine months ended (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
United States	$55,884	$67,330	$186,291	$215,139
El Salvador	1,481	2,006	6,350	6,385
Argentina, Colombia & Mexico	49	70	211	213
	$57,414	$69,406	$192,852	$221,737

Contracts with Chivo, Sociedad Anónima de Capital Variable of El Salvador

In the third quarter of 2021, the Company installed and began operating:

i.	200 white-labeled ATMs in El Salvador,
ii.	10 white-labeled ATMs at El Salvador consulates in the U.S.,
iii.	45 white-labeled ATMs in other U.S. locations, and
iv.	sold 950 point-of-sale (POS) terminals to the Ministerio de Hacienda (Department of Treasury) of El Salvador (“GOES”) for local businesses in El Salvador to process transactions (under Athena Pay) in Bitcoin.

Additionally, the Company contracted for:

i.	the sale of software,
ii.	development of a Bitcoin platform designed to support a GOES branded digital wallet, and
iii.	maintaining the GOES digital wallet.

On December 20, 2024, the Company and Chivo, Sociedad Anónima de Capital Variable, a wholly-owned private company of the Government of El Salvador (“Chivo”), agreed to a new three-year MSA and SLA effective December 1, 2024 which included the same services, performance obligations, pricing and terms outlined in the original Master Services Agreement, Contracts and Addendums effective as of July 1, 2022.

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

The funds owed to Chivo were $0 as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, and December 31, 2024, the cash received as advances from GOES was $2.8 million and $0, respectively. These amounts are included in restricted cash held for customers on the condensed consolidated balance sheets. A corresponding liability to repay GOES for the advances is included in liability for cash held for customers on the condensed consolidated balance sheets.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2025 and, December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
White-label fee receivable	$3,097	$716
Athena Plus (OTC)	–	600
Others	17	23
	$3,114	$1,339

NOTE 4. CRYPTO ASSETS HELD, NET

The Company held the following crypto assets as of September 30, 2025, and December 31, 2024:

	September 30, 2025			December 31, 2024
	Qty (1)	Average Rate	Amount (in thousands)	Qty (1)	Average Rate	Amount (in thousands)
Bitcoin	19	$114,056	$2,206	11	$93,000	$1,051
Tether (USDt)	1,764	1	2	190,000	1	190
			$2,208			$1,241

(1)	Rounded off to the nearest whole number

The table below shows the roll-forward of quantity and costs of various crypto assets traded by the Company for the three months and nine months ended September 30, 2025 and September 30, 2024.

	Bitcoin		Tether (USDt)
Three months ended September 30, 2025	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
July 1, 2025	13	$1,423	10,674	$11
Purchases	358	41,359	3,032,992	3,033
Cost of sales	(346)	(40,008)	(3,041,902)	(3,042)
Unrealized loss on crypto assets	–	(14)	–	–
Crypto assets received independent Bitcoin ATM operators [affiliates program]	4	455	–	–
Crypto assets used for expenses	(3)	(302)	–	–
Crypto assets used for capital expenditure	(7)	(707)	–	–
September 30, 2025	19	$2,206	1,764	$2

Three months ended September 30, 2024
July 1, 2024	8	$470	342,290	$342
Purchases	897	54,658	17,208	17
Cost of sales	(879)	(51,695)	–	–
Impairment on crypto assets	–	(292)	–	–
Crypto assets used for expenses	(11)	(2,538)	–	–
Crypto assets used for other payments	(8)	(181)	–	–
September 30, 2024	7	$422	359,498	$359

(1)	Rounded off to the nearest whole number

	Bitcoin		Tether (USDt)
Nine months ended September 30, 2025	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
January 1, 2025	11	$1,051	190,000	$190
Purchases	1,423	142,555	3,176,558	3,177
Cost of sales	(1,394)	(139,337)	(3,364,794)	(3,365)
Unrealized loss on crypto assets	–	(107)	–	–
Crypto assets received for independent Bitcoin ATM operators [affiliates program]	11	1,156	–	–
Crypto assets used for expenses	(6)	(599)	–	–
Crypto assets used for capital expenditure	(25)	(2,430)	–	–
Crypto assets used for other payments	(1)	(83)	–	–
September 30, 2025	19	$2,206	1,764	$2

(1)	Rounded off to the nearest whole number

	Bitcoin		Tether (USDt)
Nine months ended September 30, 2024	Qty(1)	Cost (in thousands)	Qty(1)	Cost (in thousands)
January 1, 2024	9	$399	22,190	$22
Purchases	2,936	172,780	887,442	887
Cost of sales	(2,838)	(165,373)	(550,134)	(550)
Impairment on crypto assets	–	(419)	–	–
Crypto assets used for expenses	(92)	(6,784)	–	–
Crypto assets used for capital expenditure	(8)	(181)	–	–
September 30, 2024	7	$422	359,498	$359

(1)	Rounded off to the nearest whole number

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
ATM Equipment	$26,451	$23,271
Computer equipment	929	799
Office equipment	51	186
Leasehold improvement	148	–
	27,579	24,256
Less accumulated depreciation	13,230	8,011
Total property and equipment	$14,349	$16,245

Depreciation expense for the three months ended September 30, 2025 and 2024 was $1.9 million and $1.3 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $5.4 million and $2.7 million, respectively.

NOTE 6. SOFTWARE DEVELOPMENT, NET

During the second quarter of 2024, the Company entered into a Development Services Agreement with PSBC, LLC, a third-party Delaware corporation, for a software platform to use in connection with the operation of Bitcoin ATMs. The Company implemented and began to use the software platform in June 2024.

On May 14, 2025, the Company entered into a Second Amendment to the Development Services Agreement with PSBC, LLC, pursuant to which PSBC, LLC agreed to provide support services through November 14, 2025, and we agreed to pay PSBC, LLC, $50 thousand per month beginning on May 14, 2025. The balance of this Development Services Agreement was settled with the September 4, 2025 Release and Termination Agreement with Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), and its affiliated entities which terminated and settled all outstanding obligations under several prior arrangements, including this Development Services Agreement (please refer to NOTE 9. NOTES PAYABLE – Short-term debt for detailed descriptions).

The Company’s capitalized software development cost was $0 and $9 thousand for the three months ended September 30, 2025 and 2024, and $6 thousand and $23 thousand for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment for the three and nine months ended September 30, 2025 and 2024. Amortization expense for the three months ended September 30, 2025 and 2024, was $311 thousand and $131 thousand, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024, was $950 thousand and $495 thousand, respectively.

(in thousands)	September 30, 2025	December 31, 2024
Capitalized software	$6,333	$6,327
Less accumulated amortization	2,038	1,088
Total capitalized software	$4,295	$5,239

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are mostly composed of prepayment to the Company’s taxes, rent, insurance and security deposits. The components of prepaid expenses and other current assets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$701	$818
Prepaid taxes	1,437	1,865
Other	13	19
Total prepaid expenses and other current assets	$2,151	$2,702

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$803	$4,753
Accrued expenses	6,763	6,309
Interest payable	71	71
Total accounts payable and accrued expenses	$7,637	$11,133

NOTE 9. NOTES PAYABLE

Equipment notes payable

On September 22, 2021, the Company entered into a borrowing arrangement with Banco Hipotecario secured against the Company’s assets in El Salvador. The promissory note provided for a principal amount of $1.5 million, with a final maturity date of 36 months after disbursal with equal monthly installment payments of $47 thousand and a moratorium of 2 months. Interest as defined in the loan arrangement is 7.5% per annum. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0.

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company, entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by the Company from Taproot. The parties agreed that the total outstanding balance of $2.1 million would be paid by one inception payment of $1.2 million upon the execution of the agreement and followed by weekly payments of $20 thousand for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by the Company as a purchaser of the equipment. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $643 thousand, respectively.

On October 30, 2024, the Company entered into an Equipment Financing Agreement with Taproot (the “Financing Agreement”) to purchase certain Bitcoin ATMs listed in the Financing Agreement. The Financing Agreement amends and supersedes previous equipment purchase agreements between the parties. Under the Financing Agreement, the Company will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Equipment Agreement. The down payment was to be paid in 4 installments with the first payment due and paid by the Company as of October 31, 2024, and the last payment due by January 31, 2025; which last payment was made on January 27, 2025.

In addition, the Company agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of the total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the equipment units are located are subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $0 and $5.8 million, respectively. As described below, on September 4, 2025, all outstanding obligations with Taproot, and its affiliated entities (the “Taproot Parties”) were terminated and replaced with a Release and Termination Agreement; therefore, as of September 30, 2025, the principal outstanding balance of the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement was $0. See table below for balances of the aforementioned loans as of September 30, 2025 and December 31, 2024.

Long-term Debt Reconciliation (in thousands)	September 30, 2025	December 31, 2024
Taproot – Omnibus Equipment Refinancing Agreement	$–	$643
Taproot – Equipment Financing Agreement	–	5,785
Total Equipment notes payable	–	6,428
Less: Equipment notes payable, current portion	–	(3,084)
Equipment notes payable, net of current portion	$–	$3,344

Short-term debt

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9 million, consisting of an upfront payment of $3 million upon execution of the agreement and weekly installments of $115.4 thousand over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties will be deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4.3 million. The Company also recorded the following items associated with the extinguishment of debt:

a)	$3.2 million, related to the Equipment Financing Agreement and 2024 Financing Royalty Buy-Out, representing the lump-sum buy-out of a 0.5% vendor participation obligation.
b)	$300 thousand, related to the Location Referral Agreement and Location Agreement Buy-Out, representing the lump-sum buy-out of a referral revenue share obligation.
c)	$1.1 million, recorded as a settlement premium, representing the excess of the total settlement consideration over the carrying amount of the extinguished obligations.

During the three and nine months ended September 30, 2025, the Company recorded a loss of $4.6 million, included in loss on extinguishment of debt expense in the condensed consolidated statements of operations and comprehensive income (loss), and $681 thousand of unamortized imputed interest, included in other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2025 and December 31, 2024, the outstanding principal of the Release and Termination Agreement was $5.5 million and $0, respectively, which was included in short-term debt in the condensed consolidated balance sheets.

In December 2023, the Company entered into financing agreements with Capital Premium Financing, Inc. to pay the insurance premium on its commercial liability insurance. The annual interest rate was 20.53% per annum, repayable in nine monthly installments beginning February 1, 2024. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0.

On February 26, 2024, the Company entered into a financing agreement for $170 thousand with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 thousand with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 thousand and $140 thousand, respectively.

On December 19, 2024, the Company entered into financing agreements for $116 thousand with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 thousand and $116 thousand, respectively.

On May 30, 2025, the Company entered into insurance premium financing agreements for $280 thousand (gross premium in the amount of $353 thousand less $73 thousand deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of September 30, 2025, the outstanding principal was $172 thousand.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allowed the Company to borrow up to $4.0 million for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the condensed consolidated statements of operations and comprehensive income (loss). In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario (see above), and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4.0 million (together with fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA. The convertible debenture provided for a principal amount of $3.0 million, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of September 30, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3.0 million and $3.0 million, respectively.

Maturities on the Company’s notes payable are as follows (in thousands):

2025	$1,584
2026	7,126
Total payments on notes payable	$8,710

NOTE 10. STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2021 Equity Incentive Plan (the “2021 Plan”) with 98 million shares of common stock to be awarded to eligible employees, directors, and consultants in the form of stock options, restricted stock, other awards, and any combination of the foregoing. 2 million shares have been issued under the 2021 Plan as of the date of these financial statements for consulting services. As of September 30, 2025 and December 31, 2025, there were no options outstanding under the plan.

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

No shares of the Company’s common stock, options to purchase shares of the Company’s common stock or restricted stock units of the Company have been issued during the three and nine months ended September 30, 2025 and 2024.

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

The unexercised warrants to purchase 100,000 shares of Athena Bitcoin, Inc. common stock, at an exercise price of $3.00 per share, were outstanding as of December 31, 2024 and expired on May 30, 2025.

NOTE 12. RELATED PARTY TRANSACTIONS

Aside from the transactions discussed in NOTE 9. NOTES PAYABLE to these condensed consolidated financial statements, the Company continues to carry a payables balance to Red Leaf Opportunities Fund LP, an entity in which Eric Gravengaard, one of the Company’s principal shareholder, former director and former Chief Executive Officer, has a controlling interest in the General Partner, Red Leaf Advisors LLC, for previous purchases of crypto assets. The outstanding balance due to Red Leaf Opportunities Fund LP as of September 30, 2025 and December 31, 2024, was $63 thousand and $407 thousand, respectively, and is recorded in accounts payable, related-party in the condensed consolidated balance sheets.

The Company incurred cash logistics services of $1.7 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $5.3 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively with Move On Security LLC. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Security, LLC of $265 thousand and $246 thousand as of September 30, 2025 and December 31, 2024, respectively.

On February 7, 2024, the Company entered into a service agreement with Move On Tech Service, LLC to provide ATM services for the Company’s ATM operations in various states. Move On Tech Service, LLC is responsible for ATM management, periodic ATM maintenance, installation, and deinstallation. The Company incurred $542 thousand and $1.1 million in services for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $2.9 million in services with Move On Tech Service, LLC for the nine months ended September 30, 2025 and 2024, respectively. Included in the balance of accounts payable, related-party are the amounts due to Move On Tech Service, LLC of $121 thousand and $165 thousand as of September 30, 2025 and December 31, 2024, respectively.

NOTE 13. FEES ON VIRTUAL VAULT SERVICES

Virtual Vault is a term used in the Armored Car and Cash Transport industry to define a service provided by armored car services for assets considered property of the bank when the bank does not have a physical vault or location in a given state or location. The fees for virtual vault services included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Fees on Virtual Vault Services were $403 thousand and $451 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 14. INCOME TAXES

The Company’s effective tax rate (“ETR”) for the three months ended September 30, 2025 and 2024 was (19.7%) and 35.2%, respectively, and 34.0% and 31.5% for the nine months ended September 30, 2025 and 2024, respectively. ETR of (19.7%) for the three months ended September 30, 2025 and 31.5% for the nine months ended September 30, 2025 differed from than the U.S. statutory rate of 21.0% due to the tax benefit of operating losses, state income taxes, foreign income taxes, and deferred tax assets.

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

Employee Bonuses

The Company has accrued $2.1 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively, of bonuses to employees and management of the Company and were included in accounts payable and accrued expenses. The bonuses are based on the Company’s performance objectives that were achieved during the respective years. The bonuses for the year ended December 31, 2024, were paid on March 14, 2025. Performance bonuses are based on management’s periodic review and the amounts are accrued monthly.

Legal Matters

On October 9, 2023, Arley Lozano-Jaramillo (“Lozano”), an individual, commenced proceedings against the Company by filing a complaint with the 11th Judicial Circuit Court for Miami-Dade County, Florida (the “Court”) which named the Company as the defendant. Lozano, either individually or through the entities controlled by him (XPay, Vakano Industries) entered into certain non-binding letters of intent on July 13, 2021 and as of September 2021 (the second letter of intent was a draft and not signed by the parties) pursuant to which Lozano was a seller of certain assets and technology related to XPay Wallet, intellectual property regarding the AthenaPay POS System, XPay POS System and related technology (the “XPay Assets”) for the proposed purchase price of $3.0 million and 270,000,000 shares of common stock of the Company (valued at $0.10 per share). The acquisition of the XPay Assets was subject to the execution of a definitive acquisition agreement. No such agreement was finalized nor entered into by the parties. The Company made payments to Lozano for a total amount of approximately $1,600 and Lozano transferred the ownership of XPay Assets to the Company. Lozano alleges breach of contract, promissory estoppel, unjust enrichment, fraud in the inducement and conversion. He asserts the claim for failure to compensate Lozano pursuant to the terms of the purchase price provided in the non-binding letter of intent (and the unsigned draft letter of intent), which includes the remaining amount of the purchase price ($1.4 million) and 270,000,000 shares of the Company’s common stock. Lozano did not offer any evidence of a signed and binding acquisition agreement. The claim also seeks an award for legal and other costs relating to the proceeding.

The Company disputes the allegations and continues to vigorously defend against them. Accordingly, the Company filed with the Court on February 9, 2024, a motion to dismiss Lozano’s complaint. The Court granted the Company’s motion in part and denied in part, dismissing two of the five causes of action. The Company proceeded to file its counter-complaint against Plaintiff who presented his answer on October 6, 2024. The potential loss related to the identified claim is between $0 and $1.4 million and the issuance of 270,000,000 shares of common stock valued at $27.0 million, the amount of damages that Lozano is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The Company does not believe that it is probable that a liability has been incurred September 30, 2025 and December 31, 2024, related to this lawsuit. The case is currently in the discovery phase and trial is scheduled for March 2, 2026.

On June 21, 2024, Digital Access, LLC, a Michigan limited liability company (“Digital Access”) and two additional co-defendants, filed a complaint against Athena before the US District Court for the Eastern District of Michigan. The complaint alleges tortious interference with business relationships and business expectancy, statutory and common law conversions, and trespass to chattels and seeks injunctive relief. The case was removed to the U.S. District Court for the Northern District of Indiana. Although the Company did not believe that there was any merit to the allegations against it, a mutually acceptable settlement was reached by the parties that concluded the case. The parties completed the agreement and its requirements. The corresponding court entered an Order of Dismissal on March 25, 2025.

On August 20, 2024, Keon Jackson (“Jackson”), an individual, commenced what was entitled as a “Class Action Complaint” against Athena, filed at the US District Court for the Northern District of Florida (the “Court”). The complaint alleges receipt of unwanted telemarketing text messages in contravention to Federal and State statutes while seeking class certification status. The claim by Jackson is for the award of the statutory amounts as established in the corresponding statutes. On June 18, 2025, the Court issued an Order Granting Motion for Class Certification. Additionally, on July 16, 2025, the Court entered an Order granting in part and denying in part Jackson’s motion for summary judgment. The Court did grant Jackson’s summary judgment under the Florida Telephone Solicitation Act (“FTSA”), in 4,512 instances and where this statute establishes a penalty of $500 per instance. The Court did not adjudicate at that time if violations occurred under the federal Telephone Consumer Protection Act of 1991 (“TCPA”), and such question will be decided in a trial on the merits. The Company continues its attempts to engage in new discussions to entertain a settlement with Jackson. Discovery between the parties has concluded, and the trial on the remaining issues is scheduled to commence on January 20, 2026, with an estimated time of two weeks.

On September 9, 2024, S.M. on behalf of herself and all others (“S.M.”), an individual, filed a complaint that includes class action allegations, against Athena, Genesis Coin, Inc., and two other defendants, filed at the Common Pleas Court at Cuyahoga County, Ohio. The complaint against Company alleges negligence and violations to the Ohio Products Liability Act because of alleged elder financial scams involving cryptocurrency and the operation of kiosks. S.M. alleges the need for implementing effective and sufficient checks and procedures both at the kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what the Company already has in place. The claim by S.M. against Athena is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. On October 25, 2024, S.M. filed its First Amended Class Action Complaint. But the case has been removed to the US District Court for the Northern District of Ohio, Eastern Division, where a motion to dismiss remains pending a decision from the court.

The motion to dismiss filed by Athena continues to be pending, and the parties await for this decision from the Court. There have been no new filings in the case made by S.M. pertaining to any additional amendment to her complaint.

On November 25, 2024, Karen Carew on behalf of herself and all others (“Carew”), an individual, filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Monmouth County (the “State Court”). The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Carew alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Carew against Athena is for an undetermined amount of compensation (which cannot exceed $5,000,000 under the Class Action Fairness Act of 2005) as well as injunctive relief.

After removing the case to Federal Court, the case got remanded back to State Court as Carew filed an amended complaint removing all class action allegations, and becoming a sole plaintiff. Caren then filed a second amended complaint on July 16, 2025 at the State Court where she is still the sole plaintiff. A motion to dismiss filed by Athena is pending resolution from the State Court.

The Company disputes the claims and believes that the allegations are based on flawed legal theories and incorrect factual assumptions, and the Company intends to vigorously defend itself against these claims and allegations. Although the outcome of any litigation is inherently uncertain and may be materially adverse, based on current information, our management does not expect this litigation to have a material adverse effect on our financial condition and results of operations.

On January 21, 2025, Girma Yilma on behalf of himself and all others (“Yilma”), an individual, filed a complaint that includes class action allegations, against Athena, and two other retail establishments as defendants, filed at Colorado’s Arapahoe County District Court. The complaint against the Company alleges negligence and violations to various Colorado statutes such as its consumer protection act, civil theft, unjust enrichment, negligence and negligent design. As in the previous two cases filed by the same plaintiff’s law firm, it alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond to what the Company already has in place. The claim by Yilma against the Company is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable.

Athena filed a motion to compel arbitration on March 21, 2025. After the Court was fully briefed, the case was administratively closed and referred to obligatory arbitration on August 13, 2025. Yilma initiated the arbitration proceedings under JAMS as established in Athena’s Terms of Service.

On January 31, 2025, Zamareeh Odoms (“Odoms”), an individual, through counsel sent an extrajudicial claim for $500 thousand against Athena. The claim alleges lack of proper due diligence when recruiting or supervising an employee, agent or representative that caused damages to his person for alleged insults and verbal aggressions made while in the common areas of the office building. However, the individual involved that caused the alleged claims by Odoms is not an employee, agent or representative of the Company, the alleged actions were not within the scope of any duties for Athena and Athena had no control over his employment, actions, or behavior because there is no employment relationship. Therefore, the Company’s assessment of this case at this time is there is no liability by Athena.

No actions have been served upon Athena pertaining to any lawsuit that may have been filed by Odoms. However, the statute of limitation for a tort action in the State of Florida is 2 years, if not properly tolled. Thus, Odoms still has at least a year to file any judicial claims against Athena.

On February 6, 2025, Diane Reynolds on behalf of herself and all others (“Reynolds”), an individual, filed a complaint that includes class action allegations, against Athena and another codefendant, filed at the Circuit County Court of Montgomery in Maryland. The complaint was served upon Athena on March 24, 2025. The complaint against Athena alleges violations to Maryland’s Safe Act, negligence, product liability because of defective design, and violation of the State’s Consumer Protection Act. Similar to the previous akin cases, (i.e., the cases above of S.M. filed on September 9, 2024 and Girma Yilma filed on January 21, 2025) but using a different law firm this time, Reynolds alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Reynolds against Athena is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief.

On February 26, 2025, the State of Iowa through its Attorney General (“Iowa”), filed separate complaints against Athena competitors Lux Vending, LLC, Bitcoin Depot Operating, LLC (both “Bitcoin Depot”), and GPD Holdings LLC d/b/a CoinFlip (“CoinFlip”) (all collectively “Competitors”). Iowa alleges violations to the State’s Consumer Fraud Act by the Competitors. Also, Iowa further advises that they had subpoenaed fourteen (14) companies and that “[t]he investigation into crypto ATM companies is ongoing.”

In the complaints against Competitors, it is requested by Iowa for civil penalties of up to $40 thousand per violation of the Consumer Fraud Act because of any misrepresentation, deception or unfair practices. Additionally, it demands the reimbursement of funds of the full transaction to defrauded victims, and a penalty of $5.0 million for each violation committed against an older individual. Although Athena believes that its operations can be clearly distinguished, Athena has received multiple requests for information from Iowa in matters substantially similar to those related to the complaints against Competitors. There is no money or invoices owed by the Company to the undersigned for this matter.

Despite the pair of requests for information and production of documents, Athena has not been served with, nor is it aware of any, civil action filed against it by Iowa similar to those of the Competitors.

On May 30, 2025, Rachael Gnadinger, Madeline McCausland, and Joanne Nebus-Horning, on behalf of themselves and others similarly situated (collectively, “Gnadinger”), filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Middlesex County. The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Gnadinger alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what Athena already has in place. The claim by Gnadinger against Athena is for an undetermined amount of compensation (which cannot exceed $5,000,000 under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. Athena has requested the removal of the case to the US District Court for the District of New Jersey. However, Gnadinger has moved to request the case be remanded back to the State Court in a September 15, 2025 filing. Therefore, at this time, the parties continue to await the Federal Court’s decision to remand or not the case to the State Court. Once the decision is made, remanded or not, Athena will then move to request that two of the claimants be compelled to arbitrate in accordance to the Terms of Service in effect at the time of their transactions.

On September 8, 2025, the District of Columbia (the “District”), through the Office of the Attorney General, filed a complaint against Athena in the Superior Court of the District of Columbia Civil Division. Pursuant to the complaint, the District alleged that Athena failed to disclose excessive fees and to protect consumers in violation of the District’s Consumer Protection Procedures Act (“CPPA”) and Abuse, Neglect, and Financial Exploitation of Vulnerable Adults and the Elderly Act (the “Financial Exploitation Act”). Specific causes of action include allegations of (1) deceptive trade practices in violation of the CCPA; (2) unfair trade practices in violation of the CCPA; and (3) violations of the Financial Exploitation Act. The lawsuit seeks a declaratory judgment that Athena violated the CPPA and Financial Exploitation Act; a permanent injunction enjoining Athena from violating the Financial Exploitation Act and CPPA, and requiring Athena to (a) remove unconscionable contract terms, including its no-refunds policy, its cap on refunds, and its liability limitation clauses; (b) fully disclose all transaction fees, including the actual percentage markup above the market rate, at the point of sale before consumers insert cash; and (c) institute and implement adequate fraud prevention measures, including appropriate daily and monthly transaction limits and effective fraud detection protocols; enjoin Athena from engaging in money transmissions in the District of Columbia until Athena has required licenses; order Athena to pay damages and restitution for the entire transaction amounts it is alleged to have collected in violation of the CPPA and Financial Exploitation Act; order Athena to pay damages and restitution, for all undisclosed fees it collected within the District in violation of the CPPA and Financial Exploitation Act; award civil penalties of $10,000 for each violation of the Financial Exploitation Act; award civil penalties of $5,000 for each violation of the CPPA; and award the District the costs of the action and reasonable attorneys’ fees. On October 31, 2025, ABI filed a motion to dismiss and is currently awaiting the District’s opposition, after which ABI will have an opportunity to reply.

On September 23, 2025, AML Software, Inc. (“AML”) filed a complaint against Athena, Taproot, PSBC, and Jordan Mirch, an individual, in the United States District Court for the Southern District of Florida (Case 1:25-cv-24378). The complaint alleges, among other things, that Athena and the other defendants misappropriated AML’s proprietary Bitcoin kiosk software source code. The claims asserted include copyright infringement (against all defendants), contributory and vicarious infringement (against Taproot, PSBC and Mr. Mirch), vicarious copyright infringement (against Mr. Mirch), misappropriation of trade secrets under the Defend Trade Secrets Act (against all defendants), unfair competition (against Athena, Taproot and PSBC), and conversion (against all defendants). AML seeks injunctive relief, return or destruction of all versions of the software code, damages including actual, statutory, and exemplary damages, disgorgement of profits, attorneys’ fees, and costs. The complaint alleges that Athena knowingly obtained and used AML’s copyrighted source code through transactions with other defendants and used it on approximately 2,800 Bitcoin kiosks. AML contends that Athena entered into agreements with related entities and ultimately paid approximately $9 million for the kiosks and associated software, which AML claims improperly included its proprietary source code.

At this stage, Athena is unable to predict the outcome of this litigation or reasonably estimate the potential loss or range of loss, if any. The Company intends to vigorously defend itself against these claims and allegations. As the case has just commenced, Athena is in the process of securing counsel, and as of this date it is yet to be served with or answer the complaint.

On November 6, 2025, plaintiff Chris Vaughan filed a putative nationwide class action complaint against ABI in the United States District Court for the Southern District of Florida. The complaint names only ABI as defendant and asserts claims under the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), Fla. Stat. §§ 501.201 et seq., and what plaintiff terms the “Florida Financial Exploitation of Vulnerable Adults Act,” Fla. Stat. § 825.103. Plaintiff alleges that ABI operates Bitcoin ATMs (“Kiosks”) nationwide and has imposed excessive and insufficiently disclosed fees through fee-inclusive exchange rates, misleading or incomplete disclosures, and unfair refund practices, including with respect to scam victims and vulnerable consumers. The putative class consists of all persons in the United States who, during the applicable statute of limitations, used an Athena kiosk to purchase cryptocurrency and were charged a “Kiosk Fee.” Plaintiff seeks injunctive relief, restitution, disgorgement, damages, civil penalties, and attorneys’ fees and costs. As of the date of this letter, ABI has only recently become aware of the lawsuit, does not concede the accuracy of the allegations, intends to vigorously defend against the action, and is evaluating available defenses. At this early stage, ABI is unable to predict the outcome or reasonably estimate the potential loss or range of loss, if any.

We believe we have strong arguments against these open claims and litigation matters and plan to defend ourselves vigorously in these matters.

In addition to the above, from time to time, we are subject to allegations from various U.S. states that our activities constitute those of a money transmitter, and allegations that we failed to register as a money transmitter in those states. To date we have agreed to various consent orders and settlements with such states, none of which represent material amounts of penalties, assessments or fees, to settle such claims. The outcome of such ongoing and future allegations, complaints, claims and litigation cannot be predicted.

Occasionally we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings, to which we are a party, and we record a loss contingency when it is probable a liability has been incurred, and the amount of the loss can be reasonably estimated. Where we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for any potential litigation loss. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates.

Operating Leases

The Company has entered into certain leases primarily for ATM retail spaces and ATM machines. Operating lease expense is recognized in continuing operations by amortizing the amount recorded as an asset on a straight-line basis over the lease term. The operating lease expense is presented consistently with cost of revenues in the condensed consolidated statements of operations and comprehensive income (loss). In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Balance sheet information related to operating right-of-use assets and lease liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Right-of-use assets – operating leases	$33,651	$33,613

Operating lease liabilities, current portion	10,753	9,627
Operating lease liabilities, net of current portion	22,898	23,986
Total operating lease liabilities	$33,651	$33,613

Other supplemental information related to operating leases was as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)	3.34	2.80	3.34	2.80
Weighted-average discount rate	15%	15%	15%	15%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	4,123	2,892	11,290	8,150

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

As of September 30, 2025, the Company's operating leases have remaining lease terms of up to 5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. Variable payments are not based on an index or rate and relate to common area maintenance or ATM relocation expenses. As of September 30, 2025, the operating leases that have been contracted for but have not yet commenced are immaterial.

The components of operating lease cost recognized in the condensed consolidated financial statements were as follows (in thousands):

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$4,123	$2,892	$11,290	$8,150
Short term lease cost	65	505	216	1,201
Variable lease cost	162	114	2,090	341
Total lease cost	$4,350	$3,511	$13,596	$9,692

The reconciliation of future lessee lease payments under noncancelable operating leases in which the Company has a lease liability, reflected in the Company’s condensed consolidated balance sheets as of September 30, 2025 is presented in the table below (in thousands):

Operating Leases
2025	$3,733
2026	13,826
2027	11,698
2028	8,792
2029	3,767
hereafter	1,135
Total lease payments	$42,951
Less: Imputed interest	(9,300)
Present value of lease liabilities	$33,651

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

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

The components of finance lease cost recognized in the condensed consolidated financial statements were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization of right-of-use-assets	$–	$87	$–	$262
Interest on lease liabilities	–	29	–	110
Total finance lease expense	$–	$116	$–	$372

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit, however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of September 30, 2025 and December 31, 2024, was $1.2 million and $4.7 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

On November 6, 2025, plaintiff Chris Vaughan filed a putative nationwide class action complaint against ABI in the United States District Court for the Southern District of Florida. The complaint names only ABI as defendant and asserts claims under the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), Fla. Stat. §§ 501.201 et seq., and what plaintiff terms the “Florida Financial Exploitation of Vulnerable Adults Act,” Fla. Stat. § 825.103. Plaintiff alleges that ABI operates Bitcoin ATMs (“Kiosks”) nationwide and has imposed excessive and insufficiently disclosed fees through fee-inclusive exchange rates, misleading or incomplete disclosures, and unfair refund practices, including with respect to scam victims and vulnerable consumers. The putative class consists of all persons in the United States who, during the applicable statute of limitations, used an Athena kiosk to purchase cryptocurrency and were charged a “Kiosk Fee.” Plaintiff seeks injunctive relief, restitution, disgorgement, damages, civil penalties, and attorneys’ fees and costs. As of the date of this letter, ABI has only recently become aware of the lawsuit, does not concede the accuracy of the allegations, intends to vigorously defend against the action, and is evaluating available defenses. At this early stage, ABI is unable to predict the outcome or reasonably estimate the potential loss or range of loss, if any.

The Company has evaluated subsequent events after the balance sheet date of September 30, 2025, through November 13, 2025, the date on which these condensed consolidated financial statements were available to be issued.

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

Additional Information

Since our initial Form S-1 Registration Statement was declared Effective on May 14, 2025, we have been subject to the reporting requirements of Section 15(d) of the Securities Act and file annual, quarterly, and current reports, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Company”—“Investors”— “Financials”—“SEC Filings” page of our website at www.athenabitcoin.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.athenabitcoin.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Reverse Stock Split

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 10, 2025, on July 7, 2025, the majority stockholders of the Company, holding an aggregate of 7,062,449 shares of common stock or 51.7% of the Company’s then total voting shares as of the July 2, 2025 record date for the Written Consent (as defined below), following the recommendation of the Board of Directors of the Company, took action via a written consent to action of the majority shareholders in lieu of a meeting of shareholders (the “Written Consent”), and voted to approve, among other things, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, by a ratio of one-for-three hundred (the “Reverse Stock Amendment” and the “Reverse Stock Split”). The Reverse Stock Split will have no effect on the Company’s authorized shares of common stock or preferred stock or the par value of the Company’s common stock or preferred stock. The Reverse Stock Split has not been implemented to date and the Reverse Stock Amendment has not been filed with the Secretary of State of Nevada to date. As a result, the effects of the Reverse Stock Split have not been affected throughout this Report. The Company may abandon the Reverse Stock Split or may seek stockholder approval to adjust the Reverse Stock Split ratio in the future.

Going Concern and Management Liquidity Plans

As of September 30, 2025, we had an accumulated income of $7.1 million and a working capital deficit of $5.9 million, and for the nine months ended September 30, 2025, net income of $1.6 million and cash provided by operating activities of $7.7 million. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is self-funded and generates sufficient cash to fund its global operations through its operations.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Business Overview and Recent Events. A summary of the Company’s business and certain material recent events.

•	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

•	Consolidated Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Recently Issued Accounting Pronouncements. A description of any recently issued accounting pronouncements which are material to the Company.

Business Overview and Recent Events

This MD&A and the related unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, primarily cover the operations of Athena, which is an active participant in the operation of Bitcoin ATMs in the United States and Latin America. More broadly we operate in the market of retail sales of crypto assets, where we facilitate small purchases of Bitcoin. There are multiple avenues that retail consumers, individuals purchasing small amounts from one dollar to a few thousand dollars’ worth, can purchase or dispose of crypto assets. We have several products in our platform that include:

•	Athena Bitcoin ATMs;
•	Athena Plus;
•	White-label Service;
•	Athena Pay;
•	Ancillary; and
•	Athena Bitcoin Affiliates Program.

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

See table below for our ATM breakdown by country, as of September 30, 2025.

NUMBER OF ATMs BY COUNTRY

Country	Number of Athena Bitcoin ATMs (as of September 30, 2025)		Type of Fiat Currency
	Total	Two-Way
United States	3,184*	–	U.S. Dollar
El Salvador	18*	18*	U.S. Dollar
Argentina	6	6	Argentine peso
Colombia	15	15	Colombian peso
Mexico	2	2	Mexican peso
TOTAL	3,225	41

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

We offer bitcoin for sale at all of our ATM machines. See below for a summary of transactions by crypto asset for the nine months ended September 30, 2025 and September 30, 2024 .

SUMMARY OF TRANSACTIONS BY CRYPTO ASSET

Crypto Asset	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Bitcoin	170,309	128,056
Total	170,309	128,056

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

We charge a fee per crypto asset available through our Athena Bitcoin ATM, equal to the prevailing price at U.S.- based exchanges plus a markup that typically ranges between 13% and 28%. The prices shown to customers on our Bitcoin ATM are inclusive of this price spread and are calculated by multiplying the prevailing price level of crypto asset by one plus the markup. The markup varies by location. It is determined by a proprietary method that is maintained as a trade secret. Our revenues associated with our ATM transactions are recognized at the time when the crypto asset is delivered to the customer’s wallet.

For the nine months ended September 30, 2025, and September 30, 2024, the average markup by crypto asset sold for each period was as follows:

AVERAGE MARKUP BY CRYPTO ASSET SOLD

Crypto Asset	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Bitcoin	23%	23%
Total (Average)	23%	23%

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

This white-label service is comprised of installing and operating 242 ATMs for Chivo. Our services provide Company owned ATMs to Chivo, which we operate on their behalf. These ATMs are located in El Salvador and in their consulates and other locations in the United States. In the U.S., the Company operated a total of 44 ATMs in service for Chivo as of September 30, 2025. Our responsibilities to operate the ATMs include ensuring that the ATMs have sufficient cash, performing repairs and maintenance, loading and unloading cash, setting up the network connections, and software upgrades, as necessary. We charge a separate monthly fixed fee to operate the ATMs. We also charge a separate fixed fee for installation of the ATM as determined by an applicable contract. The fixed fees provided in the contract are not the same for each ATM and depend on the location of the ATM. The Company does not sell crypto assets to the users of the machine, as the crypto assets are the property of the Government of El Salvador. The Company developed the Chivo Ecosystem and Chivo Website, which acts as El Salvador’s Bitcoin ecosystem (i.e., Bitcoin digital wallet and platform). The development of the Chivo Ecosystem and Website was completed in 2021. The Company continued to provide support services to Chivo during fiscal year 2022 to assist with the Chivo Ecosystem, as necessary. Since the initial installation of the agreed upon ATMs, the Company only provides on-going support services for these ATMs. The Company has not installed any new white-label ATMs in fiscal years 2022, 2023, or 2024, or during 2025 to date. The Company provided no services related to the Chivo ecosystem in fiscal years 2023 or 2024, or during 2025 to date.

Athena Pay

Athena Pay is a payment processor application (“app”); that allows retailers to create QR codes with the specific amount to be charged to customers in Bitcoin.

 Ancillary

The Company engages in ancillary services to customers as part of its mission to bring the new digital financial system to the world. This includes the sale of point-of-sale terminals (“POS Terminals”) and developing crypto ecosystems. In 2021, the Company agreed to develop and support the Chivo Ecosystem for the El Salvadoran government. The Chivo Ecosystem acts as the interface to El Salvador’s Bitcoin Digital Wallet and Website for El Salvador and its users. The Company’s contract to develop the Chivo Ecosystem ended December 31, 2021. The Company continued to provide support services to the El Salvadoran government during fiscal year 2022 to assist with the Chivo Ecosystem, as necessary. The Company provided no services related to POS terminals and/or developing crypto ecosystems to Chivo in the nine months ended September 30, 2025 and 2024 or the fiscal year 2024.

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

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), and its affiliated entities (the “Taproot Parties”) to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9.0 million, consisting of an upfront payment of $3.0 million upon execution of the agreement and weekly installments of $115.4 thousand over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties were deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4.3 million. The Company also recorded the following items associated with the extinguishment of debt:

a)	$3.2 million, related to the Equipment Financing Agreement and 2024 Financing Royalty Buy-Out, representing the lump-sum buy-out of a 0.5% vendor participation obligation.
b)	$300 thousand, related to the Location Referral Agreement and Location Agreement Buy-Out, representing the lump-sum buy-out of a referral revenue share obligation.
c)	$1.1 million, recorded as a settlement premium, representing the excess of the total settlement consideration over the carrying amount of the extinguished obligations.

During the three and nine months ended September 30, 2025, the Company recorded a loss of $4.6 million, included in loss on extinguishment of debt expense in the condensed consolidated statements of operations and comprehensive income (loss), and $681 thousand of unamortized imputed interest, included in other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss).

Significant Financial Statement Components

Condensed Consolidated Balance Sheets

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash maintained at various financial institutions, cash in transit, and cash in ATMs owned and leased by the Company.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has deposits in excess of the FDIC-insured limit. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk due to the financial position of the depository institutions, third-party crypto exchanges or investment vehicles in which those deposits are held. The Company has significant cash in ATMs, held on various third-party crypto exchanges and in transit with cash logistic providers. Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit. The armored truck companies maintain insurance over theft and losses.

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

The Company purchases Bitcoin, which is held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in Bitcoin prices. As of July 19, 2023, the Company only transacts in Bitcoin at its ATMs in exchange for cash, on a predetermined markup at the time of the transaction. However, there may be multiple days between the purchase of the Bitcoin and the sale of the Bitcoin. When Bitcoin is sold to customers, the Company recognizes the market value of the crypto asset within cost of revenue.

Property and equipment

Property and equipment is mostly composed of ATM equipment which are depreciated over a three-year period.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Cost of revenues

Cost of revenues consists primarily of expenses related to the acquisition of Bitcoin; including the costs to purchase Bitcoin from users of the Company’s ATMs and from third-party exchanges and cost of revenues includes the costs of operating the ATMs from which Bitcoin are sold (including the associated rent expense, related incentives, ATM cash losses, software licensing fees for the ATMs, depreciation, insurance, and utilities), crypto asset valuation changes and fees paid to service the ATMs and the transport of cash to the banks.

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

It is expected that the general and administrative expenses will continue to fluctuate depending on sales volume over the next several years to support our activities, potential commercialization of other product and service candidates and the increased costs of operating as a public company. These expenses are anticipated to include costs related to the hiring of personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and costs associated with being a public company, as well as expenses related to services associated with maintaining compliance with SEC requirements, insurance and investor relations costs.

Sales and marketing

Sales and marketing consist principally of the marketing staff and marketing management salaries and other staff-related costs.

Other significant sales and marketing expenses include costs relating to the website and trade shows.

It is expected that the sales and marketing expenses will also fluctuate over the next several years to support our activities, and potential commercialization of other products and services. These expenses are expected to include costs related to the hiring of personnel and participation in trade shows.

Fees on virtual vault services

Virtual Vault is a term used in the Armored Car and Cash Transport industry to define a service provided by armored car services for assets in custody of the bank when the bank does not have a physical vault or location in a given state or location. The fees for virtual vault services included in the accompanying consolidated statement of operations and comprehensive income are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Consolidated Results of Operations

The majority of the numbers presented below are rounded numbers and should be considered as approximate.

For the Three and Nine Ended September 30, 2025 Compared to the Three and Nine Ended September 30, 2024

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$57,414	$69,406	$192,852	$221,737
Cost of revenues	50,205	61,322	169,730	190,108
Gross profit	7,209	8,084	23,122	31,629

Operating expenses:
Technology and development	431	376	1,281	904
General and administrative	3,234	2,689	9,698	7,356
Sales and marketing	423	542	1,426	1,424
Other operating expense	254	349	1,070	767
Total operating expenses	4,342	3,956	13,475	10,451

Income from operations	2,867	4,128	9,647	21,178

Interest expense	170	201	702	1,698
Fees on virtual vault services	403	451	1,240	1,557
Loss on extinguishment of debt	4,602	–	4,602	–
Other (income) expense	746	(3)	744	107
Income (loss) before income taxes	(3,054)	3,479	2,359	17,816
Income tax expense (benefit)	(603)	1,224	804	5,609
Net income (loss)	$(2,451)	$2,255	$1,555	$12,207

Revenues

We recognized revenues of $57.4 million during the three months ended September 30, 2025, as compared to revenues of $69.4 million for the three months ended September 30, 2024, representing a decrease in revenues of $12.0 million or 17%. For the nine months ended September 30, 2025 revenue of $192.9 million was recognized, as compared to revenues of $221.7 million for the nine months ended September 30, 2024, representing a decrease in revenues of $28.9 million or 13%. The decreases in revenues are attributable to market uncertainty which resulted in decreases in the sales prices per transaction. We believe that the uncertainty in the market was triggered by geopolitical and economic changes triggered by new tariffs, fears of inflation and employment instability in the U.S.

Cost of revenues

We incurred cost of revenues of $50.2 million for the three months ended September 30, 2025, compared to cost of revenues of $61.3 million for the three months ended September 30, 2024, representing a decrease in cost of revenues of $11.1 million or 18%. For the nine months ended September 30, 2025 cost of revenues of $169.7 million were incurred, as compared to the cost of revenues of $190.1 million for the nine months ended September 30, 2024, representing a decrease in cost of revenues of $20.4 million or 11%. The decreases in cost of revenues are attributable to a decrease in the corresponding sales of Bitcoin as described above and a decrease in the volume of Bitcoin acquired. As the uncertainty in the market accelerated, the price of Bitcoin also decreased.

Gross profit

We realized gross profit of $7.2 million during the three months ended September 30, 2025, as compared to gross profit of $8.1 million for the three months ended September 30, 2024, representing a decrease in gross profit of $875 thousand or 11%. For the nine months ended September 30, 2025, gross profit of $23.1 million was recognized, as compared to the gross profit of $31.6 million for the nine months ended September 30, 2024, representing a decrease in gross profit of $8.5 million or 27%. As discussed above, the decreases in gross profit are attributable to decreases in revenues that resulted from market uncertainty which further resulted in a decrease in the sales price per transaction, offset by decreases in cost of revenues, resulting from the decrease in the volume of Bitcoin acquired. We believe that the uncertainty in the market was triggered by geopolitical and economic changes triggered by new tariffs, fears of inflation and employment instability in the U.S.

Technology and development

We incurred technology and development expenses of $431 thousand for the three months ended September 30, 2025, compared to expenses of $376 thousand for the three months ended September 30, 2024, representing an increase in technology and development expenses of $55 thousand or 15%. For the nine months ended September 30, 2025, we incurred technology and development expenses of $1.3 million, compared to technology and development expenses of $904 thousand for the nine months ended September 30, 2024, representing an increase in technology and development expenses of $377 thousand or 42%. The increases in technology and development expenses are attributable to the expansion of the Company’s technology teams and additional infrastructure to support our expanding activities and the commercialization of other products and services.

General and Administrative

We incurred general and administrative expenses of $3.2 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, representing an increase of $545 thousand or 20%. For the nine months ended September 30, 2025, we incurred general and administrative expenses of $9.7 million and $7.4 million for the nine months ended September 30, 2024, representing an increase in general and administrative expenses of $2.3 million or 32% The increases resulted from an increase in (i) salaries attributable to additional personnel and b) the hiring of additional management, (ii) legal fees relating to corporate matters, litigation and SEC filings such as our recent filings of resale registration statements on Form S-1, (iii) insurance as we increased limits on most of our coverages and (iv) fees for accounting and consulting services which increased due to meeting the additional filing requirements as a public reporting company, and more complicated tax issues compared to the previous filing for the three and nine months ended September 30, 2024.

Sales and Marketing

We incurred sales and marketing expenses of $423 thousand during the three months ended September 30, 2025, as compared to sales and marketing expenses of $542 thousand for the three months ended September 30, 2024, representing a decrease in sales and marketing expenses of $119 thousand or 22%, which is attributable to decreases in sales and marketing initiatives as the proper programs to address the sales decrease are evaluated. For the nine months ended September 30, 2025 we incurred sales and marketing expenses of $1.426 million, as compared to sales and marketing expenses of $1.424 million for the nine months ended September 30, 2024, representing a nominal increase in sales and marketing expenses of $2 thousand or 0%. Although there was an increase in marketing personnel and more participation in trade shows during the first six months of 2025, there was a significant decrease in sales and marketing initiatives during the three months ended September 30, 2025 as the proper programs to address the sales decrease are evaluated. Essentially, for the nine months ended September 30, 2025 and 2024, the sales and marketing expenses were similar.

Interest Expense

We incurred interest expense of $170 thousand during the three months ended September 30, 2025, as compared to interest expense of $201 thousand for the three months ended September 30, 2024, representing a decrease in interest expense of $31 thousand or 15%. For the nine months ended September 30, 2025, we incurred interest expense of $702 thousand, as compared to interest expense of $1.7 million for the nine months ended September 30, 2024, representing a decrease in interest expense of $996 thousand or 59%. The decreases are attributable to the repayment, during the nine months ended September 30, 2024, of a Senior Secured Loan Agreement, as amended and Senior Secured Revolving Credit Promissory Note with KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director.

Extinguishment of Debt

As part of the Release and Termination Agreement dated September 4, 2025, with Taproot and the Taproot Parties discussed above under “Recent Events”, the buy-out provisions of the Equipment Financing Agreement and the Location Referral Agreement were accelerated and included in the refinancing of the balance due on all Taproot loans. These buy-out amounts were expensed as of September 4, 2025.

Net Income (Loss)

We had a net loss of $2.5 million for the three months ended September 30, 2025, compared to a net income of $2.3 million for the three months ended September 30, 2024, representing a decrease in net income of $4.7 million or 209%. For the nine months ended September 30, 2025, net income is $1.6 million, as compared to $12.2 million for the nine months ended September 30, 2024, representing a decrease in net income of $10.7 million or 87%. The decreases in net income are the result of the factors described in the sections discussed above and mostly attributable to the 13% decrease in revenues in addition to the non-recurring loss on extinguishment of debt expense of $4.6 million recorded in the condensed consolidated statements of operations and comprehensive income (loss), and $681 thousand of unamortized imputed interest included in other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash balances of $17.4 million and $17.6 million, respectively (including restricted cash held for customers of $2.8 million and $122 thousand, respectively). The Company also had working capital deficits of $5.9 million and $2.5 million, respectively, largely due to operating lease liabilities, current portion of $10.8 million and $9.6 million as of September 30, 2025 and December 31, 2024, respectively.

For the nine months ended September 30, 2025 and 2024, cash provided by operating activities was $7.7 million and $18.4 million, respectively.

Our cash provided by operations for the nine months ended September 30, 2025 was primarily attributable to our net income of $1.6 million, adjusted for increases of (i) $6.9 million in depreciation and amortization, (ii) $599 thousand in Bitcoin payments for expenses, (iii) $4.6 million of losses on extinguishment of debt, and (iv) $681 thousand of unamortized imputed interest that was written-off, which was offset by decreases of $5.4 million in net cash used to fund changes in the levels of operating assets and liabilities, mainly due to an increase of $3.0 million in crypto assets held, an increase of $1.8 million in accounts receivable and a decrease of $3.9 million in accounts payable and other liabilities, a decrease of $521 thousand in prepaid expenses and other assets, and an increase of $2.7 million in liability for cash held for customers.

Our cash provided by operations for the nine months ended September 30, 2024 was primarily attributable to our net income of $12.2 million, adjusted for increases of $3.2 million in depreciation and amortization, and $6.8 million in Bitcoin payments for expenses which was offset by decreases of $4.8 million in net cash used to fund changes in the levels of operating assets and liabilities, mainly due to an increase of $7.8 million in crypto assets held, an increase of $485 thousand in accounts receivable and an increase of $4.0 million in accounts payable and other liabilities, and an increase of $1.4 million in prepaid expenses and other assets, offset by a increase of $779 thousand in liability for cash held for customers.

For the nine months ended September 30, 2025 and 2024, cash used in investing activities was $1.1 million and $9.4 million, respectively, made up solely of purchases of property and equipment and capitalized software.

For the nine months ended September 30, 2025 and 2024, cash used in financing activities was $6.7 million and $5.5 million, respectively. Cash used in financing activities during the nine months ended September 30, 2025 was mainly due to repayment of debt of $435 thousand and payments in reduction of equipment notes payable of $6.7 million. Cash used in financing activities during the nine months ended September 30, 2024 was mainly due to repayment of debt and financing agreements of $5.7 million.

Our material cash requirements and time periods of such requirements from known contractual and other obligations amount to, in the aggregate, approximately $16.6 million for the remainder of 2025 and $37.7 million for the years 2026 through 2029 which we expect will be met through our ongoing operations. However, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for redeploying ATM equipment and pursuing other initiatives.

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

Key Performance Indicators and Non-GAAP Financial Measure and Trends

Athena Bitcoin ATMs

The number of Athena Bitcoin ATMs increased from 3,111 to 3,225 or 4% from December 31, 2024 to September 30, 2025, respectively.

Transactions

Median ATM transaction size for Bitcoin decreased from $180 to $120, or 33% while the number of transactions increased from 128,056 to 170,309, or 33% during the nine months ended September 30, 2024 and 2025, respectively.

Median OTC transaction size for all crypto assets decreased from $48,600 to $16,000 or 67% while the number of transactions increased from 39 to 153 or 292% during the nine months ended September 30, 2024 and 2025, respectively.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial measure. We define Adjusted EBITDA as net earnings attributable to Athena Bitcoin Global stockholders plus the following items: interest expense, fees on virtual vault services; income tax expense; one-time expenses (credit loss, loss on debt extinguishment); and depreciation and amortization. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: Adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures, or contractual commitments; Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of this measure should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of this non-GAAP measure to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view this non-GAAP measure in conjunction with the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The Company believes that Adjusted EBITDA is a more relevant supplemental measure of performance than other GAAP performance measures. Adjusted EBITDA as presented in this Report is a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management presents the non-GAAP financial measure of Adjusted EBITDA because it considers this to be an important supplemental measure of performance. Management believes that this non-GAAP financial measure provides additional insight for analysts and investors evaluating the Company’s financial and operational performance by providing a consistent basis of comparison across periods.

ADJUSTED EBITDA

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Net income (loss)	$(2,451)	$2,255
Adjusted to exclude the following:
Interest expense	170	201
Fees on virtual vault services	403	451
Income tax expense (benefit)	(603)	1,224
One-time expenses:
Credit losses	681	340
Loss on debt extinguishment	4,602	–
Depreciation and amortization	2,254	1,453
Adjusted EBITDA	$5,056	$5,924

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Net income	$1,555	$12,207
Adjusted to exclude the following:
Interest expense	702	1,698
Fees on virtual vault services	1,240	1,557
Income tax expense	804	5,609
One-time expenses:
Credit losses	1,438	726
Loss on debt extinguishment	4,602	–
Depreciation and amortization	6,869	3,219
Adjusted EBITDA	$17,210	$25,016

Key Factors Affecting Our Performance

The performance of our business operations has been and will continue to be affected by a number of factors, including;

•	The price and volatility of crypto assets

•	Adoption of crypto assets as a medium of exchange by merchants and their trading partners

•	Adoption of crypto assets as a store of value by investors

•	The total number of Bitcoin ATMs could reach a saturation in the markets where the Company operates, and the demand, as measured on a per Bitcoin ATM basis, would decrease

•	Investments made by the Company, including in new technologies and strategic acquisitions

•	Ability to determine the transaction fee for ATM transactions

•	Product and service offerings, including potentially increasing its white-label service offerings.

•	Regulations in U.S. and international market

•	Access to supply of new ATM machines from third-party manufacturers

Recent Financing Transactions

Equipment notes payable

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company, entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by the Company from Taproot. The parties agreed that the total outstanding balance of $2.1 million would be paid by one inception payment of $1.2 million upon the execution of the agreement and followed by weekly payments of $20,000 for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by the Company as a purchaser of the equipment. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $643 thousand, respectively.

On October 30, 2024, the Company entered into an Equipment Financing Agreement with Taproot (the “Financing Agreement”) to purchase certain Bitcoin ATMs listed in the Financing Agreement. The Financing Agreement amends and supersedes previous equipment purchase agreements between the parties. Under the Financing Agreement, the Company will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Equipment Agreement. The downpayment was to be paid in 4 installments with the first payment due and paid by the Company as of October 31, 2024, and the last payment due by January 31, 2025; which last payment was made on January 27, 2025. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $5.8 million, respectively.

In addition, the Company agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the equipment units are located are subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC, an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $0, respectively.

Short-term debt

On February 26, 2024, the Company entered into a financing agreement for $170 thousand with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 thousand with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $140 thousand, respectively.

On December 19, 2024, the Company entered into financing agreements for $116 thousand with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $116 thousand, respectively.

On May 30, 2025, the Company entered into financing agreements for $280 thousand with E.T.I Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of September 30, 2025 and December 31, 2024, the outstanding principal was $172 thousand and $0, respectively.

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot, and its affiliated entities to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9.0 million, consisting of an upfront payment of $3.0 million upon execution of the agreement and weekly installments of $115,400 over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements were released, and all outstanding obligations between the parties were deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4.3 million. As of September 30, 2025, the outstanding principal was $5.5 million.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allowed the Company to borrow up to $4.0 million for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the condensed consolidated statements of operations and comprehensive income (loss). In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario, which has since been repaid in full, and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4.0 million (together fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of September 30, 2025 and December 31, 2024, the outstanding principal was $0 and $0, respectively.

Convertible debt, related-party

On January 31, 2020, the Company entered into a Secured Convertible Debenture agreement with KGPLA. The Secured Convertible Debenture provided for a principal amount of $3,000,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. The Secured Convertible Debenture is convertible into shares of the Company’s common stock at a conversion price equal to $0.012 per share or, if lower, a price determined by specified formulas depending on the type of conversion event: (a) upon the next sale (or series of related sales) by the Company of additional equity securities under an exemption from registration available under the rules promulgated under the Securities Act, from which the Company receives gross proceeds of not less than $3,000,000; provided that, for clarification, this is not meant to include any actions or listing for trading on the OTC Markets, the conversion price will be the lesser of (i) the lowest per share purchase price of the equity securities issued in such financing, reduced by a 20% discount, or (ii) the price per share equal to a valuation cap of $70,282,176, divided by the Company’s fully diluted capitalization immediately prior to the financing; (b) in the event of our first underwritten public offering of common stock under the Securities Act whereby the our common stock is listed or admitted for trading on a national stock exchange in the United States, as reported on the principal national security exchange or quotation system on which such security is quoted or listed, the conversion price will be the lesser of (i) the lowest per share purchase price of equity securities issued in the IPO, reduced by a 20% discount, or (ii) 90% of the quotient obtained by dividing the Valuation Cap by the fully diluted capitalization immediately prior to the IPO; (c) in connection with a corporate transaction, including certain mergers, consolidations, changes of control or sales of substantially all assets, the conversion price will equal the Valuation Cap divided by the fully diluted capitalization immediately prior to such transaction; and (d) for conversions occurring at or after maturity or at the option of the investor at any time, the conversion price will also equal the valuation cap divided by the fully diluted capitalization immediately prior to such conversion.

Conversions may be made at any time at the option of KGPLA and are generally mandatory upon the closing of a Next Equity Financing or IPO, with principal and accrued but unpaid interest converted into shares of common stock at the applicable conversion price and issued on the same terms as the securities sold in the transaction. In the event of a corporate transaction prior to repayment or other conversion, each holder may elect to receive either (i) repayment equal to all accrued and unpaid interest plus two times the outstanding principal balance, or (ii) shares of common stock issuable upon conversion of the Secured Convertible Debentures based on the applicable conversion price. After the maturity date, or at any time prior to maturity at the option of the investor, a debenture may be converted into shares of common stock at the conversion price then in effect. Interest accrued through the conversion date must be paid in cash, and fractional shares will not be issued but instead rounded down to the nearest whole share.

The Company is required to reserve sufficient authorized shares of common stock to permit conversion of the debentures. If authorized shares are insufficient, the Company’s board must promptly call a stockholders’ meeting or seek written consent to approve an increase in authorized common stock. Prepayment of the debentures is prohibited without the prior written consent of KGPLA.

As of September 30, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3 million and $3 million, respectively.

The loan agreement imposes a number of restrictive covenants on the Company and its subsidiaries for so long as any obligations remain outstanding. Without the KGPLA’s consent, the Company may not incur additional debt other than debt under the loan documents, certain existing debt (including the Secured Convertible Debenture and debt owed to Banco Hipotecario), certain debt owed to Taproot or unsecured debt incurred after the closing. The Company is also restricted from granting liens on its assets, except for liens under the loan documents, liens in favor of Banco Hipotecario existing on the closing date, or certain permitted tax liens. The Company and its subsidiaries may not merge, consolidate, liquidate, or dissolve except in limited circumstances, and may not engage in businesses other than those conducted on the effective date or reasonably related thereto. The Company is prohibited from disposing of collateral, making voluntary prepayments or amendments with respect to subordinated debt (other than repayment of the specified Secured Convertible Debenture), or declaring or paying dividends or other cash distributions on its equity. In addition, the Company may not amend or modify material contracts in a manner adverse to KGPLA without KGPLA’s consent. Material contracts are generally those with consideration of $50,000 or more, or otherwise material to the Company’s business, operations, financial condition, or prospects.

The Company is required to make mandatory prepayments of the Secured Convertible Debenture in the event (a) we or any subsidiary incurs debt not otherwise permitted under the agreement (in an amount equal to 100% of the net cash proceeds of the debt incurred); (b) in the event we receive any cash not in the ordinary course of business (in an amount equal to 100% of such cash received); and (c) in the event KGPLA does not consent, we must use 100% of the net cash proceeds we receive from a change of control, any asset sale, or the sale of material assets of the Company to repay the Secured Convertible Debentures.

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

The Company considers the guidance in FASB ASC 350, FASB ASC 606, FASB ASC 610, and FASB ASC 845 when it evaluates the derecognition of its crypto assets paid to vendors in lieu of cash payments. In these transactions, we have been invoiced by a vendor and given the option to pay in USD or crypto assets, typically Bitcoin. The amount of Bitcoin is determined by the market price in accordance with the guidance of FASB ASC 820, Fair Value Measurement. The Company records as an expense the USD value of the invoice and then considers the above references to determine the proper way to derecognize the intangible long-lived asset used as payment.

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

We record invoices from vendors in the appropriate expense category, in the correct time period in which services were provided, in USD and for vendors who elect to be paid in crypto assets, we transfer the crypto assets at market value at the time of transfer in line with ASC 820, Fair Value Measurement. We then recognize as a gain or loss, the difference between the current carrying value of the crypto asset, less impairment and its value at the time of transfer to cost of revenues in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits are included in income tax expense in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

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

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes and related internal controls. Management intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing their accounting processes and risk assessment, and by designing, implementing and monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or detect potential future material weaknesses. The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. We have implemented new quarter-end review checks for EPS, ETR tie-outs and note cross-checks. However, any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business, Operations, and Financial Position

•	Dependence on Transaction Volume and Volatility: Our revenue relies heavily on crypto transaction volumes, which fluctuate with volatile crypto prices. Declines in prices or volume, as well as failures of major market participants, could materially harm results and investor confidence.
•	Forecasting Challenges: Operating in a new, rapidly evolving crypto product market makes forecasting demand, volume, and performance difficult.
•	Indebtedness: We carry significant debt secured by most assets, with restrictive covenants that limit flexibility. We may lack sufficient cash flow to meet obligations, and raising additional capital may be difficult, forcing operational changes or, in extreme cases, closure.
•	Asset and Private Key Security: Our cash and crypto assets face risks of theft or loss, especially from compromised private keys. Hacks, breaches, or key loss could cause major financial, regulatory, and reputational damage. Insurance coverage is limited.
•	Operational Disruptions: Failures in ATMs, software, information technology (IT), or blockchain networks could reduce users, harm our brand, and negatively affect results. Retaining and growing users is critical to our success.
•	International Risks: Operations in El Salvador and elsewhere create risks from political or economic instability, enforcement issues, and restrictions on asset ownership. Our role in El Salvador’s Bitcoin Law and Chivo wallet carries custody and government-related risks.
•	Economic and Market Confidence: Weak global or regional economies and negative sentiment toward crypto could reduce demand for our services.
•	Intellectual Property: Inability to protect our IP or defend against infringement claims could disrupt operations.

Risks Related to the Bitcoin Network, Crypto Assets, and Blockchain Technology

•	Crypto Nature and Private Keys: Control depends solely on private keys, which carry theft and loss risks.
•	Development and Acceptance: Future growth and adoption of Bitcoin, crypto assets, and blockchain protocols are uncertain; if they stall, our business could suffer. Stablecoins may not retain value.
•	Forks and Technical Issues: Blockchain forks or integration challenges could create instability and harm operations.
•	Transaction Fees: High miner or validator fees increase costs and reduce margins.

Risks Related to Regulation, Legal Compliance, and Enforcement

•	Regulatory Uncertainty: Crypto laws and regulations are rapidly changing. Reclassification of assets as securities, forfeiture actions, or banking restrictions could harm our business.
•	Licensing and Registration: Failure to secure required licenses or comply with AML, privacy, and other laws could halt operations or result in penalties.
•	Government Intervention: Crypto use may be restricted or banned by governments, limiting our ability to operate.

Risks Related to Employees and Service Providers

•	Key Personnel: Loss of senior management or inability to attract talent could hurt performance.
•	Misconduct: Employee or service provider errors or misconduct could damage financials and reputation.
•	Conflicts of Interest: Interests in other crypto projects by insiders could create conflicts affecting our business.

Risks Associated with Governing Documents and Nevada Law

•	Change of Control Limits: Provisions in our charter, bylaws, and Nevada law may deter takeovers, affecting stock value.

Risks Related to Our Securities

•	No Market / Volatility: Our stock lacks a trading market and may face volatility unrelated to performance, causing investor difficulty in valuation.
•	Insider Control: Founders and major shareholders hold significant control, influencing shareholder decisions.
•	Dilution: Conversion of debentures and future equity raises will dilute shareholders.
•	Stock Price Volatility: Prices may remain volatile and decline significantly.

Risks Relating to Our Planned Reverse Stock Split

•	Uncertain Results: The reverse split may not satisfy Nasdaq listing requirements and could reduce liquidity.
•	No Sustained Price Increase: The split may not result in lasting higher prices or attract investors.

The Most Material Risks Related to Our Business and Financial Position

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

We generate substantially all of our revenue from the sale of crypto assets to our customers, either using our Bitcoin ATMs or over the phone. Revenue is based on the prices that we charge our customers based on prevailing market prices. The price at which we are able to purchase crypto assets prior to selling those same crypto assets may not be lower than the sale price if the market conditions change between those two points in time. Purchasing Bitcoin or other crypto assets for prices higher than they can be later sold could result in an impairment of the asset value and our operating results could be adversely affected. The value of the entirety of our crypto assets held could be lost if the prices of those crypto assets were to significantly decrease, which would adversely affect our operating results. There are no assurances that the crypto assets we hold will have value from one day to the next and we could suffer a loss if any of the prices of those crypto assets declines or is permanently depressed.

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

As of September 30, 2025, our total indebtedness, excluding lease liabilities, was $20.685 million including $3 million of secured convertible debenture, $5.538 million of short-term debt (settlement agreement of September 2025), and $172 thousand of insurance financing debt. Our significant level of indebtedness could have important consequences for us, including the following:

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

The above factors could limit our financial and operational flexibility and, as a result, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our debt obligation is not repaid or converted into equity (with respect to the $3 million convertible debenture) prior to its respective maturity date, it will go into default which could cause you to lose a portion or all of your investment in the Company.

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

The Company may not always maintain sufficient crypto assets to satisfy customer transaction requests, which could adversely affect its business and results of operations.

The Company relies on proprietary tools and analytics, together with management’s judgment, to monitor its crypto asset holdings and determine the level of crypto assets it believes is necessary to support anticipated customer transactions. If these tools, analytics, or judgments indicate that the Company’s holdings are insufficient, the Company seeks to acquire additional crypto assets from liquidity providers. There have been limited instances prior to fiscal year 2023, each lasting less than 24 hours, in which the Company did not maintain adequate levels of crypto assets to permit customer transactions, and during such periods no customer transactions were processed. Although the Company subsequently acquired additional crypto assets and resumed transaction processing, any future failure to maintain sufficient levels of crypto assets could impair the Company’s ability to satisfy customer demand, result in lost revenue, and negatively impact the Company’s business, financial condition, and results of operations.

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

The Company does not insure against all potential losses, which could result in significant financial exposure. Additionally, our lack of insurance protection for crypto assets held by the Company could adversely impact our business, operating results, and financial condition.

The Company does not have commercial insurance or third-party indemnities to fully cover all operational risks or potential liability in the event of a significant incident or series of incidents causing catastrophic loss. As a result, the Company is, to a substantial extent, self-insured for such events. The Company relies on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would arise from such an event or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which the Company is self-insured, not fully insured or for which insurance recovery is significantly delayed could have a material adverse effect on the Company’s results of operations or financial condition.

Additionally, the crypto assets held by us are not insured. We also do not rely on insurance carriers to insure losses resulting from a breach of our physical security, cyber security, or by employee or service provider theft since we do not carry crime insurance. We only maintain a general liability insurance which does not cover crypto assets or breaches described above. Therefore, we may suffer a loss which is not covered by insurance in damages. Such a loss could cause a substantial business disruption of our operations, adverse reputational impact, inability to compete with our competitors, regulatory scrutiny, and consequently, it could adversely impact an investment in our shares of common stock.

The Company operates in locations outside of the United States and, as such, is subject to additional risks with respect to enforcement of its contractual rights.

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

From time to time, certain governments have seized foreign companies, their assets, and/or their operations. It is possible for us to face significant losses if such an event occurs, either specific to us or broadly across the entire country or industry in which we operate. We may, for example no longer be permitted to purchase additional crypto assets, or operate our machines, or return capital or profits to our parent company in the United States. This may result in a total and complete loss of our assets within that country as well as further costs to continue to pay our existing liabilities within that country.

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

Our operations in El Salvador are subject to the following additional risks:

•	Exposure to Bitcoin volatility. While Bitcoin can be used as a speculative asset to generate significant gains, it can also generate major losses. Bitcoin pricing has fluctuated from $16,500 on December 31, 2022 to $42,000 on December 31, 2023 to $93,429 on December 31, 2024 to $114,056 on September 30, 2025. Holding or transacting in such an unstable asset is particularly risky for people with low incomes, who can ill afford to sustain price swings as large as 30% in a single day and may become victims of a significant collapse. If there was a significant reduction in the fair value of Bitcoin, the reduction of value of Bitcoin held in the El Salvadoran national reserves could be a destabilizing event for the country and could impact the existing Bitcoin Law. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered "currency," or "legal tender." Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

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

There is political discontent in El Salvador with President Bukele’s ouster of Supreme Court judges and the potential for the president to seek a second consecutive term. The presidential period is five years in El Salvador. Consecutive re-election is not permitted, though previously elected presidents may run for a second, non-consecutive term. Recently, El Salvador’s top court and its election authority have removed what seemed to be a constitutional ban on consecutive presidential reelection, which resulted in President Nayib Bukele seeking a second term in 2024. President Bukele won his second term in February 2024 with the vote of 85%, however, if there is a change in El Salvador’s administration after his five-year term expires, it may negatively affect Bitcoin Law and our operations in El Salvador.

Our contracts with the El Salvador government may be negatively impacted

We have entered into agreements with the Government of El Salvador, pursuant to which we have installed and are currently operating 198 Chivo Bitcoin ATMs in El Salvador, 13 Chivo Bitcoin ATMs at El Salvador consulates in the U.S., 31 Chivo Bitcoin ATMs in other U.S. locations, with 2 ATMs in storage (as of September 30, 2025), importing and delivering 950 Chivo POS terminals for local businesses in El Salvador to transact with bitcoin, and developing and maintaining the software for the Chivo digital wallet. Each obligation comes with its own set of operational risks in addition to risks set forth herein, including but not limited to the volatile nature of crypto assets, data breach and crypto hacks, fraud conducted by users of the services offered by the Government of El Salvador, changes in U.S. and foreign laws and regulations, talent acquisition and retention, and general economic conditions. If we fail to fulfil our contractual obligations, our agreements may be terminated which may negatively impact our financial standing and reputation. For the three and nine months ended September 30, 2025, approximately 1.3% and 1.0%, respectively, of our revenues have been from the El Salvador government through our white-label service. In December 2024, the Company entered into a new Master Services Agreement (“MSA”) and Service Level Agreement (“SLA”) with the Government of El Salvador, which expires in December 2027. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement to finalize balances owed between the parties and terminate the original MSA, Contracts and Addendums between the Company and the Department of Treasury of El Salvador. The settlement was effective as of April 2023 with full satisfaction of all obligations thereunder. Our agreements with the Government of El Salvador may also be modified or terminated by the Government of El Salvador for any reason including but not limited to regime change, additional competition, and loss of political support. Any such unfavorable change in our business operations in El Salvador, including the termination of any contracts with the Government of El Salvador, would adversely affect our revenues and profitability, and could negatively affect an investment in our shares of common stock. No white-label ATMs have been terminated by the El Salvador government through September 30, 2025. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

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

Tether, USD Coin, Dai and TrueUSD are examples of stable coins. Stable coins are crypto assets designed to have a stable value over time as compared to typically volatile crypto assets and are typically marketed as being pegged to a Fiat Currency, most commonly the U.S. Dollar, at a rate of 1:1. Stable coins make up an estimated 7.7% of the total market cap of crypto assets as of October 30, 2025 (according to Forbes.com). The largest stable coin is Tether, which is the third largest crypto asset by market cap at $183 billion per Forbes.com as of October 30, 2025. Some have argued that some stable coins, particularly Tether, are improperly issued without sufficient backing, and have also argued that those associated with certain stable coins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. Terra (LUNA), another stable coin, collapsed in May 2022 due to issues with its algorithm, resulting in the stable coin losing all value. This sent shockwaves through the crypto market, with the total market cap of crypto assets decreasing significantly during May 2022. Volatility in stable coins, operational issues with stable coins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stable coins, or regulatory concerns about stable coin issuers or intermediaries, such as crypto asset spot markets, that support stable coins, could have a significant impact on the global crypto market.

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

We pay miner fees when transmitting crypto assets including bitcoin to customers upon completion of their purchase. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer bitcoin between our regional wallets. However, miner fees can be unpredictable. For instance, in 2017, Bitcoin miner fees increased from approximately $0.35 per transaction in January 2017 to over $50 per transaction in December 2017. Even though Bitcoin’s miner fees have since decreased to an average of $0.6659 per transaction on September 30, 2025, if the demand for Bitcoin remains at current levels, we could experience high costs in excess of our historical performance. Although we attempt to adjust our pricing to pass through these expenses to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.

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

We currently offer only Bitcoin for sale at all our ATM machines. We also operate Athena Plus for private clients and trade customers of the Company. We buy and sell Bitcoin through our Athena Plus services, but we have also facilitated transactions in other crypto assets prior to July 19, 2023. For the three and nine months ended September 30, 2025, we had 35 and 64 Athena Plus transactions for Bitcoin, respectively. For the year ended December 31, 2024 we had 83 Athena Plus transactions for Bitcoin. Since July 19, 2023, we do not transact, or make offers to transact with our customers, in any crypto assets except Bitcoin and Tether.  We may offer additional cryptocurrencies in the future only if there were significant customer demand for a specific crypto asset and that crypto asset was available to us through multiple trading partners, crypto exchanges and crypto asset brokers.

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

Additionally, from time to time, we are the subject of allegations from various U.S. states that our activities constitute those of a money transmitter, and allegations that we failed to register as a money transmitter in those states. To date we have agreed to various consent orders and settlements with such states, none of which represent material amounts of penalties, assessments or fees, to settle such claims. The outcome of such ongoing and future allegations, complaints, claims and litigation cannot be predicted.

As a money services business and a money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, user notice and disclosure, reporting, recordkeeping and cybersecurity requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entity within our corporate structure is subject to inspection and examination by the state licensing agencies and certain actions involving that entity, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval. Further, similar to as discussed above, if we were found by these regulators to be in violation of any applicable laws, rules, or regulations, we could be subject to fines, penalties, lawsuits, and enforcement actions, additional compliance requirements, increased regulatory scrutiny of our business, restriction of our operations, or damage to our reputation or brand. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without such compliance harming our business, financial condition, and operating results.

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

We may be subject to liability under, or face business risks in connection with, state cryptocurrency laws.

Many states have also begun passing cryptocurrency kiosk laws, limiting the daily amount of cash that can be exchanged for cryptocurrencies, limiting the number of new ATMs which can be placed into service, requiring notices be placed near ATMs relating to potential scam and fraud risks, capping the amount of fees an ATM operator can charge, and in many cases, requiring the refund for fraudulent transactions (some of which only apply to first time customers). Such laws may limit the amount of revenue our ATMs can generate, limit our ability to expand the number of ATMs we operate, require us to expend significant amounts of money on signage or refunds, or otherwise reduce the amount of revenue we generate from the operation of our ATMs.

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

From time to time we are subject to allegations and complaints that individuals or entities have used our products and services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business (including as discussed under “Item 1. Legal Proceedings”). For example, we are from time to time subject to allegations from various U.S. states that our activities constitute those of a money transmitter, and allegations that we failed to register as a money transmitter in those states. To date we have agreed to various consent orders and settlements with such states, none of which represent material amounts of penalties, assessments or fees, to settle such claims. The outcome of such ongoing and future allegations, complaints, claims and litigation cannot be predicted.

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits, consents, and investigations that could decrease third-party and consumer use and acceptance of our products and services. Additionally, our business may be the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required authorizations, registrations or licenses or the loss of approved status, which could have a material adverse effect on our business, financial position, and results of operations or users’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving third-parties may adversely impact our business operations or reputation even if we are not directly involved. Any adverse outcome in these or other proceedings, including any that may be asserted in the future, could harm our reputation, and have an adverse impact on our business, financial condition, results of operations, cash flows, or prospects. We cannot assure you what the ultimate outcome of any particular dispute or legal proceeding will be.

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

Additionally, we frequently engage in a wide variety of transactions and maintain relationships with a significant number of other firms in the broad economy surrounding Bitcoin, blockchain and other crypto assets. These transactions and relationships could create potential conflicts of interests in management decisions that we make. For instance, certain officers, directors, and employees of the Company are active investors in crypto projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large shareholders also make investments in these crypto projects.

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

Risks Associated with Our Governing Documents and Nevada Law

Our Second Amended and Restated Articles of Incorporation provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Second Amended and Restated Articles of Incorporation provide for us, to the fullest extent permitted by the Nevada Revised Statutes (NRS) and other applicable law, to provide indemnification of (and advancement of expenses to) directors, officers and agents of the Company (and any other persons to which the NRS permits the Company to provide indemnification).

Notwithstanding the above, no director or officer may be indemnified for expenses incurred in defending any threatened, pending, or completed action, suit or proceeding (including without limitation, an action, suit or proceeding by or in the right of the Company), whether civil, criminal, administrative or investigative, that such director or officer incurred in his or her capacity as a stockholder.

These indemnification obligations may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the reasonable opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

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

Our Second Amended and Restated Articles of Incorporation contain a specific provision that limits the liability of our directors and officers and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Anti-takeover provisions in our Second Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our securities.

Our Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for our securities. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include provisions:

•	the removal of directors only with the approval of shareholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;
•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
•	limiting the liability of, and providing indemnification to, our directors and officers.

Any provision of our Second Amended and Restated Articles of Incorporation or Amended and Restated Bylaws, or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

Risks Related to SEC Reporting and Public Company Status

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective. Separately, in connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024, management identified material weaknesses in the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

As of December 31, 2024, the material weakness in our internal control over financial reporting related to (i) the fact that the Company did not have a formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, certain accounts are properly reconciled, controls are properly designed and implemented and internal controls are properly monitored and functioning, and (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes and related internal controls. Management intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing the Company’s accounting processes and risk assessment, and by designing, implementing and monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or detect potential future material weaknesses. The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we currently take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements (provided that we are not currently required to file proxy statements), and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth until December 31, 2030, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.2357 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior December 31st, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior December 31st. To the extent we take advantage of such reduced disclosure obligations, it may also make a comparison of our financial statements with other public companies difficult or impossible.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the number of additional costs we may incur or the timing of such costs.

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

Risks Relating to Our Proposed Reverse Stock Split

We anticipate effecting a reverse stock split of our outstanding common stock.

We expect that the Reverse Stock Split will increase the market price of our common stock while our stock is trading and enable us to meet the minimum market price requirement of the listing rules of the Nasdaq Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the Nasdaq Capital Market, or if it does, that such price will not be sustained long enough for us to meet the initial listing standards of Nasdaq. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on The Nasdaq Capital Market, in which case such an offering may not be completed.

Even if the Reverse Stock Split achieves the requisite increase in the market price of our common stock, there can be no assurance that we will be approved for listing on the Nasdaq Capital Market or be able to comply with other continued listing standards of the Nasdaq Capital Market.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on the Nasdaq Capital Market or maintain a listing of our common stock on the Nasdaq Capital Market. Our failure to meet these requirements may result in our common stock being delisted from the Nasdaq Capital Market.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that will be outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Our Reverse Stock Split may not result in a proportional increase in the per share price of our common stock.

Our shareholders have approved a 1-for-300 Reverse Stock Split of our common stock subject to FINRA approval, with the primary intent of increasing the price of our common stock in order to gain compliance with the Nasdaq bid price requirement. The effect of the Reverse Stock Split on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that the proportionate increase in the prices of our common stock immediately after the Reverse Stock Split from the prices for shares of our common stock immediately before the Reverse Stock Split will be maintained for us to regain compliance with the Nasdaq bid price requirement or that such market prices will be maintained for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a Reverse Stock Split. If the market price of our common stock declines following the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. The market price of our common stock may also be affected by other factors which may be unrelated to the Reverse Stock Split or the number of shares outstanding.

Risk Factors Related to Ownership of Our Common Stock

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

Our common stock price has in the past been, and may in the future be, volatile.

The market price of our common stock has in the past been, and may in the future be, highly volatile and subject to wide fluctuations. Our common stock is currently quoted on the OTC ID Tier of the OTC Markets under the symbol “ABIT”. The high and low sales prices of our common stock over the prior 52 weeks were $0.012 and $0.264, respectively.

Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly operating results;
●	changes in market valuations of similar companies;
●	adverse market reaction to the level of our indebtedness;
●	additions or departures of key personnel;
●	actions by stockholders;
●	speculation in the press or investment community;
●	general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets;
●	our operating performance and the performance of other similar companies;
●	changes in accounting principles; and
●	passage of legislation or other regulatory developments that adversely affect us or our industry.

Other factors unrelated to our performance that may affect the price of the Company’s securities include the following: (i) the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow the Company; (ii) lessening in trading volume and general market interest in the Company’s securities may affect an investor’s ability to trade significant numbers of the Company’s securities; (iii) the size of our public float may limit the ability of some institutions to invest in the Company’s securities; and (iv) a substantial decline in the price of the Company’s securities that persists for a significant period of time could cause the Company’s securities, if listed on an exchange, to be delisted from such exchange further reducing market liquidity. As a result of any of these factors, the market price of the Company’s securities at any given point in time may not accurately reflect our long-term value. Class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

The fact that no material market currently exists for the Company’s securities may affect the pricing of the Company’s securities in the secondary market, the transparency and availability of trading prices and the liquidity of the Company’s securities. The market price of the Company’s securities is affected by many other variables which are not directly related to our success and are therefore not within our control. These include other developments that affect the market for all cryptocurrency industry securities, the breadth of the public market for our Company’s securities and the attractiveness of alternative investments. The effect of these and other factors on the market price of the Company’s securities is expected to make the price of the Company’s securities volatile in the future, which may result in losses to investors.

Our founders, single major shareholder, and director control, and may continue to control, our Company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our founders, along with a single major shareholder, beneficially own approximately 78.8% of our outstanding shares of common stock. In particular the founders include Eric Gravengaard, who beneficially owns 28.1% of our outstanding shares of common stock, and Tom Kerestes, who beneficially owns 10.5% of our outstanding shares of common stock. Michael Komaransky is the single major shareholder who beneficially owns 40.8% of the Company. Combined, these three beneficially own approximately 75.8% of our outstanding shares of common stock. While such persons have not formed a group and have not decided to vote together on Company matters, such persons will collectively, for the foreseeable future, have the ability, if acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws.

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

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA (whose Chief Investment Officer is Huaxing “Jason” Lu, our director). The convertible debenture provided for a principal amount of $3,000,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. The Secured Convertible Debenture is convertible into shares of the Company’s common stock at a conversion price equal to $0.012 per share or, if lower, a price determined by specified formulas depending on the type of conversion event: (a) upon the next sale (or series of related sales) by the Company of additional equity securities under an exemption from registration available under the rules promulgated under the Securities Act, from which the Company receives gross proceeds of not less than $3,000,000 (the “Next Equity Financing”); provided that, for clarification, this is not meant to include any actions or listing for trading on the OTC Markets, the conversion price will be the lesser of (i) the lowest per share purchase price of the equity securities issued in such financing, reduced by a 20% discount, or (ii) the price per share equal to a valuation cap of $70,282,176 (the “Valuation Cap”), divided by the Company’s fully diluted capitalization immediately prior to the financing; (b) in the event of our first underwritten public offering of common stock under the Securities Act whereby our common stock is listed or admitted for trading on a national stock exchange in the United States, as reported on the principal national security exchange or quotation system on which such security is quoted or listed (“IPO”), the conversion price will be the lesser of (i) the lowest per share purchase price of equity securities issued in the IPO, reduced by a 20% discount, or (ii) 90% of the quotient obtained by dividing the Valuation Cap by the fully diluted capitalization immediately prior to the IPO; (c) in connection with a corporate transaction, including certain mergers, consolidations, changes of control or sales of substantially all assets, the conversion price will equal the Valuation Cap divided by the fully diluted capitalization immediately prior to such transaction; and (d) for conversions occurring at or after maturity or at the option of the investor at any time, the conversion price will also equal the valuation cap divided by the fully diluted capitalization immediately prior to such conversion. “Fully diluted capitalization” includes all outstanding shares of capital stock on an as-converted basis and reserved equity incentive shares, but excludes certain debt instruments with an aggregate face value of $500,000 or less, specified Secured Convertible Debentures and SAFEs or SAFTs of up to $500,000.

The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. As of September 30, 2025 and December 31, 2024, the outstanding principal amount of the debenture was $3,000,000 and $3,000,000, respectively.

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

Our Senior Secured Loan Agreement entered into on May 15, 2025, includes certain negative covenants which may restrict our ability to operate.

Our Senior Secured Loan Agreement entered into on May 15, 2025, imposes a number of restrictive covenants on the Company and its subsidiaries for so long as any obligations remain outstanding. Without KGPLA’s consent, the Company may not incur additional debt other than debt under the loan documents, certain existing debt (including the Secured Convertible Debenture and debt owed to Banco Hipotecario), or unsecured debt incurred after the closing. The Company is also restricted from granting liens on its assets, except for liens under the loan documents, liens in favor of Banco Hipotecario existing on the closing date, or certain permitted tax liens. The Company and its subsidiaries may not merge, consolidate, liquidate, or dissolve except in limited circumstances, and may not engage in businesses other than those conducted on the effective date or reasonably related thereto. The Company is prohibited from disposing of collateral, making voluntary prepayments or amendments with respect to subordinated debt (other than repayment of specified Secured Convertible Debenture), or declaring or paying dividends or other cash distributions on its equity. In addition, the Company may not amend or modify material contracts in a manner adverse to KGPLA without KGPLA’s consent. Material contracts are generally those with consideration of $50,000 or more, or otherwise material to the Company’s business, operations, financial condition, or prospects. The covenants discussed above and the other covenants set forth in the loan agreement, may restrict our ability to operate our business, result in an event of default under the loan agreement and our outstanding Secured Convertible Debenture, and/or have a negative impact on our cash flows and operations.

Securities analysts may not cover, or continue to cover, our common stock and this may have a negative impact on the market price of our securities.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we have engaged various non-independent analysts). We currently have no independent analysts that cover our common stock, and if any analysts do cover our common stock, they may discontinue coverage of our common stock at any time. Further, we may not be able to obtain additional research coverage by independent securities and industry analysts. If no independent securities or industry analysts continue coverage of us, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

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

The Company has previously obtained effectiveness of two resale registration statements on Form S-1, one which became effective on May 14, 2025, relating to the resale of 34,650,000 shares of common stock by the selling stockholders named therein (the “May 2025 Registration Statement”); and one which became effective on July 2, 2025, relating to the resale of 473,874,346 shares of common stock by the selling stockholders named therein (the “July 2025 Registration Statement”). Until such time as our common stock is quoted on the OTCQB or OTCQX tiers of the OTC Markets, or listed on a national securities exchange or an automated interdealer quotation system (including Nasdaq), if ever, selling stockholders may only sell shares of our common stock under the May 2025 Registration Statement at a fixed price of $0.05 per share and selling stockholders may only sell shares of our common stock under the July 2025 Registration Statement at a fixed price of $0.0493 per share. As a result, such selling stockholders will be unable to sell their shares at market prices above the fixed prices, which could discourage sales activity and reduce overall trading volume in our stock.

This limitation may artificially cap the market price of our common stock and create downward pressure on the trading price, particularly if market participants anticipate future selling activity at the fixed prices. Even if our common stock is trading above the $0.05/$0.0493 fixed sales prices, the continued offering of shares at those prices could result in the market price drifting back toward or remaining near the fixed price until such time as the restrictions are lifted, if ever. This could adversely affect investor perception, limit price appreciation, and impair our ability to raise capital at more favorable valuations.

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

There is no guarantee that our common stock will be approved for listing on the Nasdaq Capital Market or that we will be able to comply with Nasdaq’s continued listing standards in the future.

We have applied to list our common stock on the Nasdaq Capital Market under the symbol “ABIT”; however, there can be no assurance that such listing will be approved.

In order to be approved for listing on the Nasdaq Capital Market, we need to meet certain requirements of Nasdaq, including, but not limited to: meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum bid of $4.00 per share; (2) $15 million of public float (which must be met solely with proceeds from an initial public offering), $5 million of stockholders’ equity, a minimum bid price of $4.00 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a minimum bid price of $4.00 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500. As an alternative to the minimum bid price per share of $4.00, a company can meet a minimum closing price of $3.00 per share ($2.00 per share under the listing standard discussed in (3) above) if the company has (i) average annual revenues of $6 million for three years, (ii) net tangible assets of $5 million or (iii) net tangible assets of $2 million and a 3-year operating history. Currently traded companies qualifying under standard (2) above must meet the $50 million market value of listed securities and the applicable bid price requirement for 90 consecutive trading days before applying. We are also required to maintain a majority of independent directors and have an audit committee made up of three independent directors. We do not currently meet Nasdaq’s initial listing standards and may not meet such standards in the future.

Even if our common stock is approved for listing on Nasdaq, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. The placement agent is not obligated to make a market in our securities, and even if it does make a market, it can discontinue market making at any time without notice. Neither we nor the placement agent can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

Furthermore, there is no guarantee that we will be able to maintain our listing on Nasdaq for any period of time. Among the conditions required for continued listing on Nasdaq, Nasdaq will require us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our shareholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. Our failure to meet the continued listing standards of Nasdaq may result in our securities being delisted from The Nasdaq Capital Market. Our failure to meet the continued listing standards of Nasdaq may result in our securities being delisted from Nasdaq.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, OTCQX Market, OTCID Market or OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from Nasdaq in the future, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Our Common Stock is quoted on the OTC ID Tier of the OTC Markets under the symbol “ABIT”. The high and low sales prices of our common stock over the prior 52 weeks was $0.220 and $0.013, respectively. As of the date of this Report, our Common Stock is quoted on the OTC ID, and it is not otherwise regularly quoted on any other over-the-counter market or exchange.

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

General Risk Factors

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

Regulatory developments and government action on climate change issues may drive medium-to-long term increases in our operational costs.

Our business operations and financial condition are subject to regulatory developments and government action on climate change. Governments across the world are responding to climate change by adopting ambitious climate policies as public awareness of and concern about climate change continues to grow. Government climate policies include the enactment of circular economy regulations, regulating greenhouse gas (“GHG”) emissions, carbon pricing and increasing energy and fuel costs. Increased fuel and energy prices and taxes and pricing of GHG emissions could make it more expensive for us to power our networks and operations and may also result in our being subject to carbon emission taxation directly for our limited carbon emissions as a telecommunications operator, which would drive medium-to-long term increases in our operational costs. In addition, there are initial capital costs that we will have to incur as we transition towards the use of renewable energy across our operations.

There could also be medium-to-long term increases in our operational costs due to changing levels of precipitation, increased severity and frequency of storms and other weather events, extreme temperatures and rising sea levels, which could cause potential damage to vital infrastructure and utilities. Increased risk of flooding to low-lying facilities and infrastructure due to longer-term increases in precipitation patterns could increase operating costs to maintain and/or repair facilities and network equipment. Decreased precipitation and rising and extreme temperatures could generate drought conditions that could create an increased burden to local power and water resources, which are required to operate our cooling infrastructure. In addition, these climate change impacts could also result in drops in productivity or increased operational costs for our vendors, which, in turn, may be passed on to us, which could harm our business, financial condition, results of operations, cash flows or prospects.

Our business could be adversely affected by security threats, including cybersecurity threats.

We face various security threats, including cybersecurity threats to gain unauthorized access to our sensitive information, to seek initiation of unauthorized fund transfers, or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations.

Our implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for our information, systems, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to our business and operations, as well as data corruption, reputational damage, communication interruptions or other disruptions to our operations, which, in turn, could have a material adverse effect on our business, financial position and results of operations.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025, and for the period from October 1, 2025, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)	Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference herein:

No.	Description
10.1	Second Amendment to Development Services Agreement between Athena Bitcoin, Inc. and PSBC, LLC (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the Commission on June 2, 2025, and incorporated herein by reference
10.2***	Athena Bitcoin Global 2025 Equity Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 10, 2025, and incorporated herein by reference)
10.3♦	Release and Termination Agreement dated September 4, 2025, by and between Athena Bitcoin, Inc., Taproot Acquisition Enterprises, LLC, William Mgt LLC, BTML, LLC and PSBC, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 10, 2025, and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

 *** Indicates management contract or compensatory plan or arrangement.

 ♦  Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished. Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) the Company customarily and actually treats that information as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Athena Bitcoin Global

Date: November 13, 2025	By:	/s/ Matias Goldenhörn
Matias Goldenhörn Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Omar Jimenez
Omar Jimenez Chief Financial Officer (Principal Financial and Accounting Officer)

