Form 10-K
period 2025-12-31
Athena Bitcoin Global
filed 2026-03-06
CIK 1095146

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-K

____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-262629

____________________

Athena Bitcoin Global

(Exact name of registrant as specified in its charter)

____________________

Nevada	87-0493596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 SE 3rd Avenue, Suite 2740 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(312) 690-4466

(Registrant’s telephone number, including area code)

____________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

On June 30, 2025, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $49.4 million, based upon the closing price of the registrant’s Common Stock on the OTC Markets, Inc. of $0.05 on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 6, 2026, the registrant had 4,095,009,545 shares of its Common Stock, $0.001 par value, outstanding.

Athena Bitcoin Global

Annual Report on Form 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements, within the federal securities laws, regarding future events and the future results of Athena Bitcoin Global (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Factors that might cause or contribute to such differences include, but are not limited to, statements about:

•	our future financial performance, including our expectations regarding our revenue, operating expenses, and our ability to achieve and maintain future profitability;
•	our business plan and our ability to effectively manage our growth;
•	our ability to raise sufficient capital to support our operations and satisfy outstanding liabilities and judgments;
•	anticipated trends, growth rates, and challenges in our business, the crypto economy, and in the markets in which we operate;
•	market acceptance of our products and services;
•	beliefs and objectives for future operations;
•	our ability to further penetrate our existing customer base and maintain and expand our customer base;
•	our ability to develop new products and services and grow our business in response to changing technologies, customer demand, and competitive pressures;
•	our expectations concerning relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property;
•	our ability to continue to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	future acquisitions of or investments in complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	economic and industry trends, projected growth, or trend analysis;
•	trends in revenues, cost of revenues, and gross margin;
•	trends in operating expenses, including technology and development expenses, sales and marketing expenses, and general and administrative expenses, and expectations regarding these expenses as a percentage of revenue;
•	increased expenses associated with being a public company;
•	other risks and uncertainties, including those described under “Risk Factors”, herein; and
•	other statements regarding our future operations, financial condition, and prospects and business strategies.

ii

These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth under “Item 1A. Risk Factors”, below.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read the matters described in “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Glossary of Bitcoin and Crypto Terms

The following are abbreviations, acronyms and definitions of certain terms used in this Report, which are commonly used in our industry:

•	Address: An alphanumeric reference to where crypto assets can be sent or stored.

•	Bitcoin (BTC): The first system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto. Bitcoin, while having several of the primary attributes of money, is not considered a currency or money in the jurisdictions that the Company operates, with the exception of El Salvador where Bitcoin may be used for private trade, investment and voluntary use.

•	Bitcoin ATM: A kiosk that can be used by a Customer to buy or sell bitcoin or other crypto assets in exchange for Cash.

•	Bitcoin Cash (BCH): A fork of Bitcoin that seeks to add more transaction capacity to the network in order to be useful for everyday transactions. BCH is based on the original Bitcoin blockchain with some distinct differences. A major one is an increased maximum block size of 32MB, compared to just 1MB on Bitcoin. Increased block size allows BCH to process transactions faster than Bitcoin, with lower fees and an increased per-second transaction capacity.

•	Block: A grouping of Transactions validated by Miners and disseminated by the Network to servers that maintain the records in a blockchain. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new block.

•	Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the Network and follows a consensus protocol for confirming new Blocks to be added to the blockchain.

•	Cash: The physical specie or banknotes of a sovereign country including the U.S. Dollar and other countries that issue Fiat Currency in paper formats.

iii

•	Chivo: CHIVO, Sociedad Anonima de Capital Variable, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador (GOES), is the official Bitcoin service provider of the Government of El Salvador. The platform facilitates the exchange of Bitcoin and U.S. Dollar between users and their counterparties. The Chivo brand, which is the exclusive property of CHIVO, Sociedad Anonima de Capital Variable, is used across multiple products and services including a mobile wallet (Chivo wallet), integrated ATM (Chivo ATMs) and point-of-sale (“POS”) terminals.

•	Cold storage: The storage of private keys in any fashion that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or paper records.

•	Confirmation: A Bitcoin or similar transaction is considered confirmed when it is included in a new Block in the Blockchain. Each time another Block is appended to the chain, the Transaction is confirmed again.
•	Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.

•	Cryptocurrency: Bitcoin and alternative coins, or ‘altcoins’. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.

•	Customer: A retail user of our Bitcoin ATMs or client of one of our other services.

•	Customer Buying: When a Customer acquires Bitcoin or another crypto asset in exchange for Cash or a Wire Transfer. In these transactions, the Company is selling Bitcoin or the crypto asset and acquiring Fiat Currency.

•	Customer Selling: When a Customer acquires Fiat Currency, via either Cash or a Wire Transfer from the Company, in exchange for Bitcoin or another crypto asset. In these transactions, the Company is acquiring Bitcoin or another crypto asset in exchange for Fiat Currency.

•	Crypto Asset or Digital Asset: Bitcoin and alternative digital forms of money, or ‘altcoins,’ launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications. The term “altcoins” is inclusive of Ethereum, Litecoin, Tether and Bitcoin Cash.

•	Ethereum (ETH): A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.

•	Fiat Currency: The currency issued by a sovereign government or bloc including the U.S. Dollar, Argentine Peso, or Euro.

•	Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.

•	Hot Wallet: A wallet that is connected to the internet, enabling it to broadcast transactions.

•	Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.

•	Mining: The process by which new blocks are created, and thus new transactions are added to the blockchain.

•	Network: The collection of all Miners and Nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.

•	Node: A server that maintains a record of the blockchain and can communicate with other Nodes on the Network to propagate new Transactions. Nodes can also maintain wallets and safeguard Private Keys.

•	Protocol: A type of algorithm or software that governs how a blockchain operates.

iv

•	Public key or private key: Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.

•	Stable Coin: A Token issued for the purpose of maintaining a constant value relative to a Fiat Currency, most commonly the U.S. Dollar. Examples include Tether, USDC, Dai, BinanceUSD or GUSD. Many of these operate as un-regulated money market fund equivalents. Stable coins are a popular method to transfer funds between exchanges without taking price risk.

•	Tether (USDt): A blockchain-based cryptocurrency whose tokens in circulation are backed by an equivalent amount of U.S. dollars, making it a stable coin with a price pegged to one U.S. Dollar $1.00.

•	Token: A unit of a crypto asset or other instrument secured by and recorded on a blockchain. Tokens could include the primary units of a blockchain as in Ethereum or Bitcoin, or be a separate construct whose ownership is recorded using such a blockchain as in an ERC-20 Token, whose ownership might convey any number of properties.

•	USD Coin (USDC): A blockchain-based cryptocurrency designed to maintain a stable value relative to one U.S. Dollar $1.00, with tokens backed by reserve assets consisting primarily of U.S. dollars and short-term U.S. Treasury securities.

•	Transaction: The transfer of Bitcoin or a crypto asset from one Address to one or more Addresses. The Transaction is validated by Nodes and Miners according to the Protocol and specifically must be signed using the private key of the sending Address to be included in a block, whereby it becomes Confirmed.

•	Wallet: A place to store public and private keys for crypto assets. Wallets are typically software, hardware, or paper-based.

•	Wire Transfer: A permanent inter-bank transfer on a national or international settlement system including the Fedwire system in the United States or the SWIFT international system but excluding non-permanent systems like ACH (Automated Clearing House, a computer-based network that allows financial institutions to electronically process transactions).

v

PART I

Item 1. Business

Introduction

The information included in this Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information; and we have not commissioned any of the market or survey data that is presented in this Report. We are responsible for all the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Athena Bitcoin Global, is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, “ABIT” and “Athena Global” in this Report refer specifically to Athena Bitcoin Global, and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and

All dollar amounts in this Report are in U.S. dollars and in thousands unless otherwise stated.

Available Information

We file annual, quarterly, and current reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov. Copies of documents filed by us with the SEC (including exhibits) are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report. Our website address is https://athenabitcoin.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 15(d) of the Exchange Act of 1934, as amended, will be available through our website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Reverse Stock Split

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 10, 2025, on July 7, 2025, the majority stockholders of the Company, holding an aggregate of 2,118,734,867 shares of common stock or 51.7% of the Company’s then total voting shares as of the July 2, 2025 record date for the Written Consent (as defined below), following the recommendation of the Board of Directors of the Company, took action via a written consent to action of the majority shareholders in lieu of a meeting of shareholders (the “Written Consent”), and voted to approve, among other things, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, by a ratio of one-for-three hundred (the “Reverse Stock Amendment” and the “Reverse Stock Split”). The Reverse Stock Split will have no effect on the Company’s authorized shares of common stock or preferred stock or the par value of the Company’s common stock or preferred stock. The Reverse Stock Split has not been implemented to date, and the Reverse Stock Amendment has not been filed with the Secretary of State of Nevada to date. As a result, the effects of the Reverse Stock Split have not been affected throughout this Report. The Company may abandon the Reverse Stock Split or may seek stockholder approval to adjust the Reverse Stock Split ratio in the future.

Organizational History

Athena Bitcoin Global, a Nevada corporation, and its wholly-owned subsidiary, Athena Bitcoin, Inc., a Delaware corporation (together referred to as “Athena Global” or the “Company”) is a provider of various crypto asset transaction platforms, including the operation of automated teller machines (“ATMs”) and personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets, white-label operations and payment services. The Company’s network of Athena Bitcoin ATMs (“Athena ATMs”) is active in thirty-three states and the territory of Puerto Rico in the United States, and four countries in Central and South America as of February 25, 2026 (see below for corporate organizational chart and descriptions). The Company places its machines in convenience stores, shopping centers, and other easily accessible locations.

The Company was incorporated in the state of Nevada in 1991 under the name “GamePlan, Inc.” for the sole purpose of merging with Sunbeam Solar, Inc., a Utah corporation, which merger occurred as of December 31, 1991, with GamePlan, Inc. as a sole surviving entity. The Company was involved in various businesses, including, gaming and other consulting services, prior to becoming a company seeking acquisitions (a “shell company” as defined in Rule 405 of the Securities Act). The Company was a reporting issuer under the Exchange Act from 1999 until 2015 when it filed Form 15 pursuant to Rule 12g-4(a)(1) with the Commission.

On March 28, 2014, the Company entered into an Agreement and Plan of Merger (the “Plan”) with VPartments Inc. (“VPartments”); VPartments Acquisition Corp., a Georgia corporation that was formed as a wholly-owned subsidiary of the Company (the “Merger Subsidiary”); and Mark D. Anderson, Sr., who was the then beneficial owner of approximately 60.1 percent of the issued and outstanding shares of common stock of VPartments. Under the terms of the Plan, the parties agreed that at the closing, the Merger Subsidiary would merge with and into VPartments, with each 7.52034545757 then-outstanding shares of VPartments common stock to be converted into the right to receive one share of the Company’s common stock. The Company issued a total of 150.525 million “restricted” shares of its common stock to the stockholders of VPartments, causing such stockholders to become the collective owners of approximately 90.8 percent of the Company’s then issued and outstanding shares of common stock. In connection with the change of control pursuant to the Plan, the Company’s then current officers and directors resigned, and the officers and directors were appointed. The Company (GamePlan, Inc.) had no operations and was seeking acquisitions from April 2014 until January 30, 2020. The Company (GamePlan, Inc.) did not enter into debt obligations during that period.

In July, 2018, Magellan Capital Partners, Inc., a Wyoming corporation, became a majority shareholder of the Company after the purchase of 90.421 million shares of common stock (approximately 55% of the Company’s then outstanding shares of common stock) in a private transaction with a majority shareholder, Mark D. Anderson. Following the acquisition of control, Dempsey Mork, a beneficial owner of Magellan Capital Partners, Inc., was appointed a sole officer and director of the Company, and subsequently elected as its sole director at a November, 2018 shareholders’ meeting. On December 6, 2018, Mr. Mork entered into an agreement with Robert Berry, a former officer and director, to cancel all debts due to Mr. Berry from the Company in consideration for the issuance of a total of 90.421 million shares of common stock of the Company to Mr. Berry and another shareholder.

On January 14, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Athena Bitcoin, Inc., a Delaware corporation (“Athena Bitcoin”) incorporated in 2015, and certain shareholders of Athena Bitcoin. The Agreement provides for the reorganization of Athena Bitcoin, with and into the Company, resulting in Athena Bitcoin becoming a wholly-owned subsidiary of the Company (the “Share Exchange”). The Company had a total of 486.171 million shares outstanding prior to the Share Exchange. The Agreement was for the exchange of 100% shares of the outstanding common stock of Athena Bitcoin, for 3.594 billion shares of the Company’s common stock (an exchange rate of 1,244.69 shares of common stock of the Company for each share of Athena Bitcoin common stock). The exchange rate was determined by the Board of Directors of Athena Bitcoin based on the arbitrary valuation of Athena Bitcoin by its Board of Directors and negotiations with the principals of the Company. No independent valuation was obtained. The authorized capital stock of Athena Bitcoin immediately preceding the closing of the Share Exchange consisted of (i) 3 million shares of the Athena Bitcoin’s common stock, par value $0.001 per share, authorized, of which: 2.887 million shares were issued and outstanding immediately prior to the Share Exchange, which included the following conversion events in connection with the Share Exchange: (i) 1.328 million shares resulting from the conversion of certain Simple Agreements for Future Tokens (“SAFT”) issued by Athena Bitcoin in 2018 pursuant to the SAFT provisions providing for the conversion into Athena Bitcoin equity under certain conditions were exchanged for 1.653 billion shares of the Company’s common stock at a conversion price of $4.09; (ii) 93.1 thousand shares resulting from the exercise of certain outstanding warrants at an average exercise price of $2.00 per share, issued by Athena Bitcoin were exchanged for 115.888 million shares of the Company’s common stock; (iii) 126.7 thousand shares resulting from the exercise of stock options issued by Athena Bitcoin were exchanged for 157.635 million shares of the Company’s common stock; and (iv) 336.7 thousand shares resulting from the conversion in connection with a conversion and release agreement were exchanged for 419.1 million shares of the Company’s common stock. The closing of the Share Exchange transaction occurred as of January 30, 2020. Following the closing date of the transaction, there were 4.080 billion shares of the Company’s common stock outstanding. The Company had 5 billion shares of common stock authorized as of the closing date of the Share Exchange transaction. Subsequently, in May 2020, the Company filed amended and restated articles of incorporation authorizing a total of 4.41 billion shares of common stock. In January 2023, the Company filed second amended and restated articles of incorporation authorizing 10 billion shares of common stock and 5 million shares of preferred stock, at $0.001 par value per share.

The Company approved the name change from “GamePlan, Inc.” to “Athena Bitcoin Global” on March 10, 2021, by the unanimous consent of its Board of Directors and a majority consent of its shareholders. The Company filed an amendment to its Articles of Incorporation with the Secretary of State of the state of Nevada on April 6, 2021, with the effective date of April 15, 2021. The Company’s name change, and trading symbol change to “ABIT” were declared effective by FINRA on June 9, 2021.

Since our resale Form S-1 Registration Statement was declared effective on May 14, 2025, we have been subject to the reporting requirements of Section 15(d) of the Exchange Act and file annual, quarterly, and current reports, and other information with the SEC.

The Company owns 100% of our operating subsidiary, Athena Bitcoin, Inc., a Delaware corporation. Our domestic business operations are conducted by Athena Bitcoin, Inc. We also have operating subsidiaries in the specific countries where we operate. Our wholly-owned subsidiaries located outside of the United States are: Athena Bitcoin S. de C.V., incorporated in Mexico (“Athena SV”); Athena Holdings Colombia SAS, incorporated in Colombia; Athena Holding Company S.R.L, incorporated in Argentina; Athena Holdings of PR LLC, incorporated in Puerto Rico; Athena Holdings Salvador, S.A. de C.V., incorporated in El Salvador; and Athena Business Holdings Panama S.A. incorporated in Panama.

(1)	Athena Bitcoin, Inc. owns 99% of Athena Holdings El Salvador S.A. de C.V. and Eric Gravengaard, our former Chief Executive Officer and Chief Financial Officer, holds 1% on behalf of the Company.

(2)	Athena Bitcoin, Inc. beneficially owns and controls Athena Holdings Colombia SAS which is nominally owned by Eric Gravengaard 95% and Matias Goldenhörn 5% (our current Chief Executive Officer).

(3)	Athena Bitcoin, Inc. beneficially owns and controls Athena Holding Company SRL which is nominally owned by Eric Gravengaard 45%, Gilbert Valentine 45%, and Matias Goldenhörn 10%.

(4)	Athena Bitcoin, Inc. owns 2,999 Shares of Athena Bitcoin S de C.V. and Matias Goldenhörn owns 1 Share on behalf of the Company.

(5)	Athena Bitcoin, Inc. is the only member of Athena Holdings of PR, LLC.

(6)	Athena Bitcoin, Inc. owns 100% of Athena Business Holdings Panama S.A.

Our corporate office is located at 1 SE 3rd Avenue Suite 2740, Miami, Florida 33131, and our telephone number is 312-690-4466. Our website is www.athenabitcoin.com. The information on, or that can be accessed through, our website is not part of this Report and is not incorporated by reference herein.

Private Financings of Athena Bitcoin Global

On January 31, 2020, the Company closed a private placement of its 8% Convertible Debentures in the total amount of $3.1 million (the “8% Convertible Debentures”). The closing of the private placement was subject to the closing of the Share Exchange transaction by the Company. There were two purchasers of the 8% Convertible Debentures: KGPLA, LLC, , an entity in which Michael Komaransky, a former director and 40.8% beneficial owner of the Company has a controlling interest and serves as Manager of such entity, and whose Chief Investment Officer is Huaxing “Jason” Lu, our director ($3.0 million principal amount of 8% Convertible Debenture) and Swingbridge Crypto III, LLC ($125 thousand principal amount of 8% Convertible Debenture), an affiliate and former noteholder of the Company. The 8% Convertible Debentures had a maturity date of January 31, 2025, which was extended until January 31, 2026, and bear interest at 8% per annum. The purchasers have an option to convert the outstanding principal and accrued interest amount of their respective 8% Convertible Debentures into shares of common stock of the Company at the lower of $0.012 per share or, if lower, a price determined by specified formulas depending on the type of conversion event. Swingbridge Crypto III, LLC. converted its $125 thousand 8% Convertible Debenture into 10,416,666 shares of the Company’s common stock in December, 2021. In connection with the 8% Convertible Debentures private placement, the purchasers acquired certain registration and voting rights, discussed below under “Certain Relationships and Related Transactions, and Director Independence”. The 8% Convertible Debenture held by KGPLA, LLC was amended and restated as of May 15, 2023 and became a secured, and not general unsecured, obligation of the Company (the “Amended and Restated Secured Convertible Debenture”), on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. The repayment of the Amended and Restated Secured Convertible Debenture was secured by all the assets of the Company, except for property previously pledged to Banco Hipotecario, and with respect to such assets, the Company granted the lenders a second priority lien pursuant to that certain Security Agreement dated as of the date thereof by the Company, KGPLA, LLC. and Athena Bitcoin, Inc. and Athena Holdings El Salvador SA de C.V., the Company’s subsidiaries as guarantors.

On November 24, 2025, the Company voluntarily repaid in full the outstanding balance of approximately $3 million plus accrued interest of $36 thousand owed to KGPLA for a total payment of $3.036 million, under that certain Amended and Restated Secured Convertible Debenture entered into with KGPLA on May 15, 2023, as amended from time to time. In connection with the repayment of all amounts owed pursuant to the Convertible Debenture, the obligations and commitments owed by the Company to KGPLA under the (a) Convertible Debenture, (b) a Senior Secured Loan Agreement entered into between KGPLA (and certain other borrowers named therein) and the Company dated May 15, 2023, and (c) a Security Agreement dated May 15, 2023, between KGPLA and the Company, each as amended from time to time, were terminated and all collateral associated therewith is required to be released by KGPLA. The voluntary prepayment was made using cash on hand and the Company did not incur any prepayment penalties in connection with the repayment. The 8% Convertible Debenture (as amended and restated May 15, 2023) remained outstanding at December 31, 2024 and, as indicated above, was voluntarily repaid in full on November 24, 2025.

Who We Are, What We Do and Industry Trends

We are an early entrant in the crypto asset market and one of the first U.S. publicly-traded companies using crypto assets and blockchain technologies in our business operations which include a global network of Athena Bitcoin automated teller machines (ATMs) that allow our customers to buy or sell bitcoin in exchange for their local Fiat Currency, such as the U.S. Dollar.

We are focused on making Bitcoin more easily accessible, functional and usable for people, businesses and other organizations. Athena believes the great promise of Bitcoin is the democratization of money. We believe that the traditional system of money and banking, with its many layers, costs and inefficiencies, results in the disenfranchisement of enormous numbers of individuals and businesses in the world. According to the World Bank Group’s 2025 Global Findex Database, 1.3 billion people in the world are unbanked. This is typically due to geographic and socio-economic factors. We believe that Bitcoin, altcoins, blockchains and smart contracts are poised to transform the international financial order by providing the unbanked and billions of others in the world with a connection to the new global digital financial system that allow our customers to buy or sell bitcoin in exchange for their local Fiat Currency, such as the U.S. Dollar.

About Bitcoin

Bitcoin is a system for decentralized digital value exchange that is designed to enable units of Bitcoin to be transferred across borders without the need for currency conversion. The supply of Bitcoin is not determined by a central government, but rather by an open-source software program that limits both the total amount of Bitcoin that will be produced and the rate at which it is released into the network. The responsibility for maintaining the official ledger of who owns what Bitcoin and for validating new Bitcoin transactions is not entrusted to any single central entity. Instead, it is distributed among the network’s participants. As such, crypto assets are transferred entirely online, with no physical coins or bills. Instead of being held at a bank, crypto assets are held in one’s digital wallet, which is an online vault for holding public and private keys for crypto assets.  Instead of being transferred through banks, brokers, clearing houses, custodians and payment processors, crypto assets are transferred directly to the recipient online and transactions are recorded on a blockchain or public ledger. This allows for an efficient and fully transparent transfer of funds. The value of each crypto asset is determined by trading among buyers and sellers all over the world. As of February 16, 2026, per coingecko.com, the overall market capitalization of crypto assets was $2.4 trillion and Bitcoin had a market capitalization of $1.3 trillion representing 56.4% of the market. While Bitcoin has recently declined in value by approximately 30% as of February 16, 2026, compared to December 31, 2025, and although the future of cryptocurrency is largely unpredictable, a study undertaken by Grand Review Research projects that the global cryptocurrency market will reach $18.26 billion USD by 2033, growing at a CAGR of 14.5 percent from 2026 to 2033 (https://www.grandviewresearch.com/industry-analysis/cryptocurrency-market-report ).

One challenge for Bitcoin and other crypto assets is that they typically cannot be used to pay for common expenditures like groceries, utility bills, or a house. When someone wants to spend their Bitcoin, they will generally need to convert it to their local currency. Crypto asset owners can use crypto exchanges like Coinbase and Kraken and acquire U.S. Dollars by selling their crypto asset(s). On Coinbase, Kraken or other crypto exchange, users can oftentimes sell their Bitcoin or other crypto assets for up to $50 thousand U.S. Dollars a day which can be wired or otherwise sent directly to a bank account and typically usable after one or two business days. Crypto exchanges are well suited for larger, planned transactions but can be inconvenient or entirely unsuitable for smaller or more immediate transactional needs or for those who do not have access to institutionalized banking in their country. They also do not offer the level of convenience that bank customers are accustomed to. Most people in the United States use bank ATMs rather than bank tellers to get spending cash due to their convenience.

ATM Market

According to Research & Markets’ ATM Services Market Report, dated January 2026, The ATM services market size has grown strongly in recent years and is projected to grow from $23.23 billion in 2025 to $24.71 billion in 2026 at a compound annual growth rate (CAGR) of 6.4%. The growth in the historic period can be attributed to expansion of retail banking infrastructure, increasing consumer demand for self-service banking, growth of off-premise atm installations, rising cash circulation in emerging economies, and wider acceptance of automated banking channels. However, as of December 31, 2025, there were approximately 39.2 thousand Bitcoin ATMs worldwide, according to information posted on MEXC, looking at data from Finbold Research based on Coin ATM Radar figures. This figure represents a net increase of 1.4 thousand machines during 2025, marking a 3.8% year-over-year growth, with the United States remaining the dominant market.

Key details regarding the 2025 Bitcoin ATM market:

•	Total Count: The number of machines are estimated to have grown from 37.7 thousand on January 1, 2025, to 39.2 thousand by year-end.
•	Top Regions: The United States added 0.5 thousand machines to reach a total of 30.6 thousand,
•	Other Regions: Canada added 0.28 thousand machines and Europe added 0.1 thousand, bringing its respective totals to 3.7 thousand and 1.8 thousand while Australia experienced the fastest growth, adding 0.6 thousand machines (a 43% increase).
•	Growth Trend: While installation growth slowed compared to previous years, the network continued to expand, averaging nearly four new installations per day globally throughout 2025.

Our two-way ATMs play a role similar to the ATMs by providing cash conveniently and quickly. Individuals that own Bitcoin can visit our two-way ATMs and get up to $2,000 in cash in a single transaction. While our two-way ATMs dispense cash to Bitcoin owners like a typical ATM cash machine does for a bank customer, our ATMs capabilities are more akin to currency exchange booths at international airports. Our ATMs perform real-time exchange between Bitcoin and Fiat Currency. The majority of our customers use our services to purchase Bitcoin with fiat currencies, most commonly the U.S. Dollar. However, in Central and South America, there is a more even distribution between purchases and sales of crypto assets. While our two-way ATMs differ substantially in function from bank ATMs, they provide a similar level of convenience. Our two-way ATMs benefit from the public’s vast experience using bank ATMs, which contributes to making our two-way ATMs a user-friendly and familiar method for anyone who wishes to buy or sell Bitcoin.

The Birth of Bitcoin ATMs

In the earliest days of Bitcoin, most transactions were done in person - often facilitated by websites. These sites matched prospective buyers with sellers and facilitated communications and wallet coordination, allowing them to meet in public places like coffee shops and street corners, and exchange Bitcoin for envelopes of cash. The first Bitcoin ATMs began appearing in 2014. These ATMs were popular with retail customers because they offered instantaneous access to Bitcoin in a familiar and safe method.

According to a CNBC article (Why Bitcoin ATMs are taking over malls and gas stations across the U.S. Published November 7, 2023), Bitcoin ATMs exploded in popularity between 2020 and mid-2022, with a peak of approximately 34 thousand Bitcoin ATMs located in the United States in mid-2022. There are many operators of Bitcoin ATM networks, from crypto businesses to major corporate and conventional kiosk companies including Coinstar.

Some Bitcoin ATMs offer one-way exchange, allowing customers to only buy crypto assets. Others offer two-way exchange, so customers can buy crypto assets for cash, or sell some of their crypto assets and receive cash. Athena Bitcoin ATMs currently serve clients with only one crypto asset, Bitcoin, in either one-way or two-way exchanges, depending on the functionality of the ATM machine.

Industry Summary

The Company is an active participant in the operation of Bitcoin ATMs in the United States and Latin America. More broadly we operate in the market of retail sales of crypto assets, where we facilitate small purchases of Bitcoin. There are multiple avenues that retail consumers, individuals purchasing small amounts from one dollar to a few thousand dollars’ worth, can purchase or dispose of crypto assets.

The Company operates Bitcoin ATMs in the United States and Latin America. However, on a broader level, we are better defined as operating in the market of retail sales of crypto assets whereby we facilitate the purchases of Bitcoin. Our consumers can purchase as little as $1 dollar worth of Bitcoin and up to a few thousand dollars’ worth of Bitcoin.

Bitcoin Adoption

Parties that want to use their bank accounts to buy Bitcoin can do so without an ATM. These transactions are the domain of exchanges and specialty apps including services from Coinbase, Gemini, Binance, Kraken, and Square. These services generally accept U.S. Dollar transfers from bank accounts and do not accept physical currency. These services may or may not, depending on several factors including method of deposit, allow the purchaser of a crypto asset on their platforms to immediately transfer the crypto asset into their own wallet. These services cater to larger purchasers and investors of crypto assets. Users of exchanges and specialty apps may use ATMs as a convenient method to get cash, similar to how a bank account and credit card holders use bank ATMs.

According to Crypto.com in its Crypto Market Sizing 2025 report dated January 16, 2026:

•	Global cryptocurrency owners increased by 12.4% in 2025, rising from 659 million in 2024 to 741 million in 2025.

•	Based on our on-chain estimates:

•	Bitcoin (BTC) owners grew by 8.3%, from 337 million in 2024 to 365 million in 2025, accounting for 49.3% of global owners.
•	Ethereum (ETH) owners grew by 22.6%, from 142 million in 2024 to 175 million in 2025, accounting for 23.6% of global owners.

•	There could be approximately 300,000 to 1.2 million people invested in BTC via US spot exchange-traded funds (ETFs), in addition to the estimates above.

crypto.com/us/research/crypto-market-sizing-report-2025
Outlook
All Bookmarks
crypto.com Markets Individuals Businesses Discover Log In Sign Up

crypto.com | RESEARCH
Total Number of Global Crypto Owners (in Millions)
659
681
688
696
700
704
708
714
717
731
735
737
741*
Dec 2024
Jan 2025
Feb 2025
Mar 2025
Apr 2025
May 2025
Jun 2025
Jul 2025
Aug 2025
Sep 2025
Oct 2025
Nov 2025
Dec 2025
*Note: There were an estimated 740 million crypto owners based on on-chain activities, and the estimated number of spot BTC ETFs owners was 1.3 million.
As of 6 Jan 2025
Source: Crypto.com Research

- The main catalysts behind BTC's adoption growth were institutional interest and pro-crypto policies in the US.

We believe the trends shown in the table above are due in part to an increase in companies and online service providers that are helping to make Bitcoin and other crypto assets more widely and easily usable. This trend is also correlated with the increase in the price of Bitcoin and significant events that have occurred in the crypto economy over the past several years, notwithstanding the recent declines beginning at the end of 2025 and continuing into 2026. Given the infancy of the new digital global financial system, there has been significant variability of price since the inception of Bitcoin. There has also been negative press events, such as the FTX bankruptcy and Terra (LUNA), that have caused fluctuations in the price of Bitcoin and in Bitcoin’s global adoption. However, we believe that the continued increase in crypto owners shown in the table above demonstrates the durability of the new digital global financial system, and the Company is optimistic that as worldwide adoption continues, the variability of the price and the frequency of these negative events will decrease.

While the COVID-19 pandemic detrimentally impacted the world economy overall and aspects of our business operations, we also believe that the COVID-19 pandemic demonstrated the benefits of crypto assets to the world. Christine Zhenwei Qiang, Global Director for Digital Development Global Practice for the World Bank, said in 2022, that “the COVID-19 pandemic has highlighted the fundamental role that digital infrastructure can play in rapidly delivering services and social assistance to people. Integration of digital ID, digital payments, and trusted data sharing platforms is critical for serving the poor at scale and connecting communities to opportunities.”

We believe that the use of Bitcoin ATMs will continue to rise as the Bitcoin and crypto industry and its many interconnected service providers expand.

Our mission is to connect the world’s cash to the new global digital financial system. We believe that providing the world with access to crypto assets will help transform the international financial order by providing the unbanked (and billions of others) in the world with a connection to a new global digital financial system that is more accessible, efficient and transparent than the legacy financial system.

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

Athena Bitcoin ATMs

The Company is focused on developing, owning and operating a global network of Athena Bitcoin ATMs, which are free standing kiosks that permit customers to (i) either buy or sell Bitcoin (two-way ATMs) in exchange for cash (banknotes) issued by sovereign governments - often referred to as fiat currencies, or (ii) to buy Bitcoin (one-way ATMs) in exchange for fiat currencies. We utilize purchasing algorithms and other proprietary systems to manage crypto assets to ensure that we are able to meet consumer demand for crypto assets.

The Company places its ATMs in convenience stores, shopping centers, and other easily accessible locations. Our network presently includes ATMs in thirty-three U.S. states, the territory of Puerto Rico along with Mexico, Colombia, Argentina, and El Salvador. We seek to expand our network in the U.S. and globally, and to further develop Athena Bitcoin as a trusted and preferred brand for parties seeking to exchange fiat currency for Bitcoin.

Customers can purchase as little as $1 of Bitcoin but normally choose between $100 and $1,000 using Athena Bitcoin ATMs. The typical ATM that the Company operates is about 5-feet tall and features a large touchscreen for customer interaction. The customer typically needs to have a wallet application on their smart phone to buy or sell Bitcoin on our ATM. To initiate the transaction, the customer will follow the steps prompted on the screen. When a customer is buying Bitcoin, the machine will require the customer to insert paper Fiat Currency since our ATMs do not accept debit or credit cards. When the transaction is complete, a receipt will be printed showing exactly how many crypto assets have been bought and the receiving address. The Company’s ATMs do not contain the crypto asset’s private key. The Company sells Bitcoin from cloud-based wallets in each country, enabling real-time supply of crypto assets to its customers.

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

At this time, the Company does not maintain any balance of crypto assets in cold storage. The crypto assets the Company holds are available for immediate sale. We do not have any insurance policies that cover the crypto assets held in our wallets.

We offer bitcoin for sale at all of our ATM machines. For the years ended December 31, 2025 and 2024, we completed 213,683 and 185,789 transactions in Bitcoin through our Bitcoin ATMs, respectively.

The Company buys most of its crypto assets through automated purchases on crypto exchanges and with digital assets trading firms based on algorithms the Company has developed for balancing its holdings with anticipated demand. The Company is also active in the over-the-counter dealer market and has bilateral relationships with several large crypto asset trading desks. We replenish our supply of Bitcoin, multiple times daily as needed, and hold Bitcoin in our wallet to sell to users of our ATMs. On average, we sell our holdings of Bitcoin within 2 days of purchase. We only transact in Bitcoin at our machines. We strive to keep holding periods short to reduce the effect of changes in Bitcoin/U.S. Dollar exchange rates on our business and to maximize our working capital. We do not invest or have long term holdings of any crypto currency.

We charge a fee for Bitcoin transactions through our Athena Bitcoin ATM, equal to the prevailing price at U.S.- based exchanges plus a markup that typically ranges between 13% and 28%. The prices shown to customers on our Bitcoin ATM are inclusive of this price spread and are calculated by multiplying the prevailing price level of crypto asset by one plus the markup. The markup varies by location. It is determined by a proprietary method that is maintained as a trade secret. Our revenues associated with our ATM transactions are recognized at the time when the crypto asset is delivered to the customer’s wallet.

For the years ended December 31, 2025, and 2024, the average markup on Bitcoin sold was 24% and 22%, respectively.

We offer bitcoin for sale at all of our ATM machines. We also buy bitcoin at some of our ATM machines (also known as two-way ATMs). The cash withdrawal limit from our two-way ATMs is $2,000 per transaction (maximum of $1,000 in California). We replenish or withdraw fiat currencies at our ATMs twice a week or depending on usage, using bonded security companies.

Between January 1, 2022, and December 31, 2025, Bitcoin’s price exhibited significant fluctuations. In early 2022, Bitcoin’s price was around $47,459 by the end of March, before declining to approximately $29,000 by May 11, 2022. The downward trend continued, with the price falling below $23,000 in June 2022. By the end of 2022, Bitcoin’s price was under $20,000. In 2023, Bitcoin’s price rose consistently, ending the year at $42,258. In 2024, Bitcoin’s price continued to rise, reaching a then all-time high of $106,147 on December 17, 2024. By December 31, 2024, the price was approximately $93,425. As of December 31, 2025, the price of Bitcoin was $87,711 and on August 14, 2025, Bitcoin reached an all-time high price of $124,457. Refer below for a graph from statista.com of the price of bitcoin from January 1, 2022 through December 31, 2025. This shows the fluctuations of the price of bitcoin over time.

BITCOIN PRICE

*Through February 1, 2026

Bitcoin closing prices every 3 months from Jan 1, 2022 through February 1, 2026. Data source: Stooq Bitcoin historical quarterly data.

We believe that we are in the early stages of the new digital financial order system and that as crypto asset use cases expand and there is more worldwide adoption, the fluctuations in volume and price will decrease. Our focus is on prioritizing growth, especially in geographic areas where consumers are restricted from accessing the global financial system.

The Company has been active in increasing its geographic presence by expanding its Athena Bitcoin ATM Fleet. Refer below for a chart showing the active Athena Bitcoin ATMs from December 31, 2017, through December 31, 2025.

TOTAL ACTIVE ATMS OVER TIME

3500
3000
2500
2000
1500
1000
500
0
Year
2017
2018
2019
2020
2021
2022
2023
2024
2025

Number of Bitcoin ATMs by Year

Year	2017	2018	2019	2020	2021	2022	2023	2024	2025
# of Bitcoin ATMs	65	64	59	137	392	445	1,829	3,111	2,953

ATMs, by location, are presented below as of December 31, 2025.

ATMs BY LOCATION

Country	Number of Athena Bitcoin ATMs (as of December 31, 2025)		Type of Fiat Currency
	Total	Two-Way
United States	2,903*	-	U.S. Dollar
El Salvador	27	24	U.S. Dollar
Argentina	6	6	Argentine peso
Colombia	15	15	Colombian peso
Mexico	2	2	Mexican peso
TOTAL	2,953	47

*Excludes Chivo, Sociedad Anónima de Capital Variable, a wholly-owned private company of the Government of El Salvador (“Chivo”) branded ATMs which the Company operates on behalf of the Government of El Salvador for Chivo as white-label service.

As of October 5, 2022, effective July 1, 2022 and expiring on July 30, 2024, the Company and Chivo, signed a Master Services Agreement (“MSA”) and a Service Level Agreement (“SLA”) which replaced the existing Master Services Agreement, Contracts and Athena Service Addendums 1 and 2 with the Department of Treasury of El Salvador. The MSA and SLA include the same services, performance obligations, pricing and terms outlined in the original Master Services Agreement, Contracts and Addendums. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement secured by certain assets to reconcile reporting, and settle the balances owed between the parties. The settlement was completed as of April 2023 upon full satisfaction of all obligations thereunder. On December 20, 2024, a new three-year MSA and SLA with Chivo was signed effective December 1, 2024.

Athena Plus (Over-The-Counter or OTC)

The Company also offers personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets. Our Athena Plus service allows us to assist crypto asset buyers and sellers who wish to use their bank accounts. Through Athena Plus, we also generate revenue by selling Bitcoin directly to institutional traders, individuals and organizations. These transactions are typically completed telephonically for amounts that exceed $10,000 U.S. Dollars. The Company utilizes Bitcoin on hand and additional purchases, if necessary, to provide Bitcoin for the transaction. We charge a fee for Bitcoin transactions equal to the prevailing price at U.S.-based exchanges plus a markup.

White-label Service

We operate ATMs on behalf of the Government of El Salvador. These Bitcoin ATMs are owned by the Company. This white-label service is comprised of installing the machines for the customer and ensuring that the machines are operating in a way that they can be used by the Government of El Salvador and their users. To achieve this, the Company is responsible for loading and unloading cash, setting up the network, performing repairs and maintenance and other responsibilities to ensure that the machines are operating as intended. We charge a fixed monthly fee to operate these Bitcoin ATMs, as well as an additional fixed price for specific services that are required. The additional fixed price for specific services required is less than 1% of total revenue earned for the fixed monthly fee. The fixed price covers Athena’s cost plus a reasonable profit margin. The Company charges a separate fixed fee for installation of the Bitcoin ATM as determined by the contract. The Company also charges a fixed fee each month for operating the Bitcoin ATM. The Company does not sell Bitcoin directly to the users of the Bitcoin ATM.

When a user purchases Bitcoin from a Chivo-branded Bitcoin ATM, the Bitcoin ATM delivers the Bitcoin to the address selected by the user. This may be a Chivo wallet or any other wallet address, including a non-custodial wallet.

•	Holder of Private Keys: If the user chooses to receive the Bitcoin in a Chivo wallet, then the Government of El Salvador (through the Chivo wallet system) retains custody of the private keys associated with that wallet. The Chivo wallet is a custodial wallet, meaning the end user does not have direct access to the private keys. In that scenario, the Government (or its designated Chivo wallet operator) has control over the crypto assets after delivery.

However, users are not required to use a Chivo wallet. If the user inputs a non-custodial wallet address, the Bitcoin is delivered directly to that wallet, and the user retains sole control of the associated private keys. In all cases, regardless of the destination address, the Company never holds or has access to the private keys for Bitcoin purchased by users at the ATMs. Our role is strictly limited to operating the ATM infrastructure and facilitating the transaction; we do not have custody or manage digital assets on behalf of users.

•	Method of Key Storage (Chivo Wallets): For transactions involving delivery to Chivo wallets, whereby the Company is not the custodian and does not have access to the Chivo wallet infrastructure, it is our understanding that the Government of El Salvador uses a combination of hot wallets (for real-time liquidity and immediate delivery) and potentially cold or multi-signature storage for operational security. Because transactions through Chivo ATMs require near-instantaneous delivery, the Chivo system maintains hot wallet liquidity to fulfill those transactions. The Company does not oversee or participate in the management of these storage practices.

The Government of El Salvador has title to the private keys to the crypto assets. However, the Company acts as the custodian for the cash in the ATM machine as well as cash that is in-transit.

The Company began working with the Government of El Salvador in June 2021 to support the implementation of its new Bitcoin Law which went into effect in September 2021 and made Bitcoin legal tender in El Salvador through January 29, 2025. To assist the Government of El Salvador with adoption of Bitcoin as legal tender, the Company provided the white-label service discussed below, as well as certain ancillary services. These ancillary services were provided to Chivo, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador. However, six articles of the Bitcoin Law were modified and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered “currency,” or “legal tender.” Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on mandatory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as a Bitcoin ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

The government is also stepping back from its involvement in Chivo Wallet, the state-backed digital wallet, by either transferring it to private sector management or terminating the program, as part of the country’s agreement with the International Monetary Fund. We believe this development may open opportunities for private companies (including the Company) to fill any service gaps left by the government’s reduced role. We have assessed the legislative changes and the Chivo transition, and do not foresee a negative impact on our business, in part because our existing Bitcoin ATM operations and customer base in El Salvador are expected to continue without disruption. There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

This white-label service is comprised of installing and operating a fixed number of Bitcoin ATMs for Chivo. Our services provide Company owned Bitcoin ATMs to Chivo, which we operate on their behalf. These Bitcoin ATMs are located in El Salvador and in their consulates and other locations in the United States. In the U.S., the Company operated a total of 43 Bitcoin ATMS in service for Chivo and 2,903 Athena Bitcoin branded machines as of December 31, 2025. Our responsibilities operating the Bitcoin ATMs include ensuring that the Bitcoin ATMs have sufficient cash, performing repairs and maintenance, loading and unloading cash, setting up the network connections, and software upgrades, as necessary. We charge a separate monthly fixed fee to operate the Bitcoin ATM. We also charge a separate fixed fee for installation of the Bitcoin ATM as determined by an applicable contract. The fixed fees provided in the contract are not the same for each Bitcoin ATM and depend on the location of the Bitcoin ATM. The Company does not sell Bitcoin to the users of the machine, as the Bitcoin are the property of the Government of El Salvador. Since the initial installation of the agreed-upon Bitcoin ATMs, the Company only provides on-going support services for these Bitcoin ATMs. The Company has not installed any new white-label Bitcoin ATMs in fiscal years 2024, or 2025. The Company provided no services related to the Chivo ecosystem in fiscal years 2024, or 2025.

In 2021 and 2022, we installed a total of 200 Chivo Bitcoin ATMs in El Salvador, 10 Chivo Bitcoin ATMs at El Salvador consulates in the U.S. and 45 Chivo Bitcoin ATMs in other U.S. locations (43 of which are actively operating). We currently operate 194 Chivo Bitcoin ATMs in El Salvador, 14 Chivo Bitcoin ATMs at El Salvador consulates in the U.S., 29 Chivo Bitcoin ATMs in other U.S. locations, with 27 ATMs in storage (as of December 31, 2025).

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

Competitive Strengths

We are focused on strategically placing our ATMs in optimal locations that maximize both current income and future potential. Our Bitcoin ATMs are in urban, suburban, and rural locations. Our site selection criteria and metrics are a closely guarded proprietary aspect of our business. In placing our Bitcoin ATMs, we employ a data driven strategy based on a multitude of factors. In addition to data metrics, our placement strategy includes analysis of immediate trends, as we are in a dynamic business where usage is widening dramatically and often in unpredicted ways. Each location is chosen to complement the rest of the fleet and offer customers of diverse backgrounds access to convenient crypto assets transactions.

We are constantly working to improve our operational efficiency. Our Bitcoin ATMs serve as remote tellers that connect individuals to our cloud-based transaction operations. We utilize proprietary systems and methods of managing our currency transaction operations. The objective of our purchasing algorithms is to frequently re-balance our Bitcoin holdings to meet the dynamic demand of our many customers while minimizing risk of crypto asset rate fluctuations. Over-buying of Bitcoin can result in inefficiencies and exposure to price fluctuations while under-buying may temporarily prevent us from selling Bitcoin at our Bitcoin ATMs. We strive to improve the efficiency of our currency transaction operations to maximize our profits, manage risk and facilitate growth.

Our Bitcoin ATMs permit users to obtain Bitcoin directly in their personal bitcoin wallet, which allows users to have full control of their crypto assets. Other payment providers often utilize a centralized system where the users, while able to make payments in crypto for everyday expenditures, do not have control of their crypto wallet due to not controlling the private keys to their crypto assets. We believe that this is contrary to many user’s preferences, which is part of a transparent de-centralized digital financial system.

Business Strategies

We seek to grow and distinguish Athena Bitcoin services based on our method of location selection, our global expansion, operational efficiencies, and our authenticity as a crypto industry forerunner with respect to Bitcoin ATMs.

Our strategy is to become a global financial services company that can connect the world’s cash to the world of Bitcoin. We have spent years learning how to expand our business across borders. We believe that we have assembled the people, processes, and technologies to enable us to continue to grow our global footprint that we believe is unmatched by our competition.

According to a database earth report for 2025, the median age of the population in the United States is 38.5 years while in Latin America and the Caribbean, it is 31.7 years.

As reported by the joint FINRA Foundation-CFA Institute Research Focuses on Gen Z Investors in a report dated May 2023, which examines attitudes, behaviors of investors ages 18 to 25, they find that despite their young age, a surprisingly large percentage of Gen Zs in the United States invest, with cryptocurrency as their top choice: Close to six in 10 (56 percent) report owning at least some investments. They primarily invest in cryptocurrency (55 percent) and individual stocks (41 percent). They are less likely than their older counterparts to use mutual funds and are more likely, along with millennials, to invest in crypto and non-fungible tokens compared with Gen Xers.

As a result, we believe that Bitcoin is poised to quickly become a part of the lives of a huge percentage of the developing world’s population. We project that this “global south” offers a large green field expansion opportunity for us because it combines high usage of physical currency with low median age and reduced access to quality banking and the legacy global financial system.

Growth Strategies

The Company is actively working to expand its geographic presence throughout the world, in particular in Latin America, by expanding our global Bitcoin ATMs and discussing with potential partners the service offerings that we are able to provide as the world continues to adopt the new digital financial system. By working to increase our geographic service area, including our planned expansion of operations in El Salvador, we aim to make Athena into a global financial services company that can connect the world’s cash to the world of crypto assets.

See table below for our ATM breakdown by country and type, as of December 31, 2025.

ATMs BY COUNTRY AND TYPE

Country	Number of Athena Bitcoin ATMs (as of December 31, 2025)		Type of Fiat Currency
	Total	Two-Way
United States	2,903*	-	U.S. Dollar
El Salvador	27	24	U.S. Dollar
Argentina	6	6	Argentine peso
Colombia	15	15	Colombian peso
Mexico	2	2	Mexican peso
Total	2,953	47

*Excludes Chivo-branded ATMs which the Company operates on behalf of the Government of El Salvador for Chivo as white-label service.

Also, the Company has developed and has started rolling out the Athena Bitcoin Affiliates Program which provides Bitcoin ATM operators with a turnkey solution, offering industry-leading software, compliance support, cash management, and marketing services to streamline operations and maximize profitability. This turnkey solution is for participating independent Bitcoin ATM operators (“Affiliates”) who will be able to leverage the Company’s established platform and services to manage their own Bitcoin ATMs more efficiently. The material terms of the program include:

•	Services Offered: Affiliates receive access to our proprietary Bitcoin ATM software platform (including regular updates and maintenance), compliance support (such as anti-money laundering (AML) and “know your customer” (KYC) procedures developed by the Company), cash management guidance (e.g. armored transport coordination and vaulting services), and marketing support to help drive customer traffic to their Bitcoin ATMs.

•	Fee Structure: Affiliates are charged a monthly service fee, or they participate in a revenue share arrangement (a percentage of transaction revenues) with the Company in exchange for the above services. The exact terms may vary by affiliate contract, but generally the Company’s compensation is tied to the affiliate’s transaction volume (revenue-sharing) and/or fixed fees for software licensing and support. A portion of these fees are paid in Bitcoin and identified as Bitcoin received from independent Bitcoin ATM operators in the consolidated statements of cashflows included in the audited financial statements included in this Report.

•	Affiliate Obligations: Affiliates retain ownership of their Bitcoin ATMs but are required to adhere to our operational standards and compliance protocols. For example, Affiliates must implement the KYC/AML processes we provide and maintain their machines in accordance with the Company’s guidelines. This ensures a consistent and secure experience across the extended network of Bitcoin ATMs.

•	Future Milestones: The Affiliates Program was launched in late 2024 (pilot phase) and fully rolled out in June 2025. A near-term milestone is to onboard additional Bitcoin ATM operators in key markets throughout 2026, which we believe will increase transaction volume and expand our brand presence without requiring significant capital expenditure by the Company. Our goal is to have a certain number of affiliate-operated Bitcoin ATMs live by the end of 2026. We also plan to evaluate the program’s progress by metrics such as the number of affiliate Bitcoin ATMs deployed, and the incremental revenue generated for the Company. No assurances can be made that we will be successful in achieving our goals with respect to future milestones.

Competition

We operate in a global and dynamic market and compete with a variety of organizations that offer services similar to those that we offer. We operate in a highly competitive industry with an increasing number of participants. Industries adjacent to the digital financial system are highly fragmented, quickly evolving, intensely competitive, and subject to growing regulatory scrutiny and oversight. The Bitcoin ATM industry is highly competitive. A number of companies offer products that are similar to our products and target the same markets as we do. Certain of our current and potential competitors have longer operating histories, greater financial, technical and marketing resources, and a larger installed customer base than we do. These competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, develop superior products, and devote greater resources to the development, promotion and sale of their products than we can.

There are several publicly traded companies that operate Bitcoin ATMs, including Bitcoin Depot Inc. and Bitcoin Well Inc.

Several private companies and wholly-owned subsidiaries of other publicly traded companies may be considered to be our competitors, including BitNational, Bitstop, Byte Federal, Inc., Cash2Bitcoin.com, Coin Hub, Coin Flip Bitcoin ATMs, Coinme, Instacoin, Moon Inc., dba LibertyX, a division of NCR Atleos Corporation, Localcoin, NationalBitcoin ATM, and RockItCoin, among others.

We face competition primarily from: (1) other Bitcoin ATM companies that provide competing services and products to customers, (2) online sellers and Bitcoin ATM operators that develop their own proprietary capabilities, and (3) other similar existing or developing technology providers that develop competing platforms for the purchase and sale of crypto-currency through ATMs, mobile apps or laptops / desktops.

Our primary competitors are US-based crypto-currency technology companies as discussed above.

Sales and Marketing

Our sales team focuses principally on maintaining relationships with our existing retail partners and developing new relationships with national, regional and local retail outlets such as gasoline stations, convenience stores and retail malls. The team is focused on marketing to these specific retail industry segments, which allows us to tailor our offering to the specific requirements of each retail partner. As of February 20, 2026, our sales and marketing teams consisted of 2 employees.

In addition to targeting new business opportunities, our sales team supports our business initiatives by building and maintaining relationships with new retail partners. We seek to identify growth opportunities within each account by analyzing the retailer’s sales at each of its locations and various demographic data to determine the best opportunities for the placement of new Bitcoin ATMs.

Our marketing team is focused on attracting users to our Bitcoin ATMs retail locations. Our marketing team primarily uses digital marketing tools to acquire and retain users but also deploys email, search engine optimization (SEO), and physical marketing presences as applicable. Our marketing team also supports the sales team in attracting new retail partners.

Intellectual Property, Patents and Trademarks

Although we believe our success depends upon our technical and marketing expertise more than our proprietary rights, our future success and ability to compete depend in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. Most of our technology is not patented. Instead, we rely on a combination of contractual rights, copyrights, trademarks, and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, third-party contractors, and retail partners. Access to, and distribution of, our source code is restricted, and the disclosure and use of other proprietary information is further limited. Despite our efforts to protect our proprietary rights, unauthorized parties can attempt to copy or otherwise obtain or use our products or technology. We cannot be certain that the steps taken in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology in a manner that would avoid our intellectual property rights.

Research and Development

We invest in ongoing research to develop new software solutions and services and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Product-specific enhancements are largely regulatory-driven and responsive to consumer input and challenges. We also continually evaluate and implement process improvements that expedite the delivery of new products, services and enhancements to our users. Associated costs are recorded in Selling, general and administrative expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and to date have not been material.

Our Retail Partners

In the U.S., we have contracts with over 3 thousand regional retailers, including gas stations, convenience stores, supermarkets and retail malls which represent approximately 3 thousand Bitcoin ATMs. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. The terms of our retail partner contracts vary because of negotiations at the time of execution.

Suppliers of our ATMs

In August 2021, we entered into an agreement to purchase 100 Bitcoin ATMs from Bitaccess, Inc. The agreement included a per transaction fee while the agreement was active. The machines are located in El Salvador of which 5 are Athena branded and 95 are Chivo branded machines. No additional Bitcoin ATMs have been purchased from Bitaccess, Inc. and there is no agreement to purchase additional Bitcoin ATMs. When Bitaccess, Inc. was acquired by another company, the change of ownership clause terminated the agreement along with the per transaction fee; as of December 31, 2025, the 100 Bitcoin ATMs, purchased from Bitaccess, Inc., are no longer active and are held in storage.

Agreement with Genesis Coin, Inc.

We currently do not have a written contract for purchase and sale of ATMs with Genesis Coin (currently operating under the name “BitcoinATM.com”). We have been operating based on our working relationship and the terms of the original purchase and sale contract with Genesis Coin, which we entered into on October 1, 2015 and terminated on September 12, 2024 as part of a confidential settlement agreement and release in a case captioned as Athena Bitcoin, Inc. v. Genesis Coin, Inc., Bitcoin ATM, LLC, ATM OPS, Inc., Kiosk Distributors, Inc., Andrew C. Barnard, Douglas O. Carrillo, and Neil Hernandez at the U.S. District Court for the Northern District of Illinois, Case No. 1:24-cv-5985.

On July 16, 2024, the Company, filed a Complaint against Genesis Coin, Inc., Bitcoin ATM, LLC, ATM OPS, Inc., Kiosk Distributors, Inc., Andrew C. Barnard, Douglas O. Carrillo, and Neil Hernandez, for damages for violation of a federal statute and other claims, filed at the U.S. District Court for the Northern District of Illinois (the “Court”). By September 12, 2024, the pertinent parties reached a settlement agreement and release where the complaint and other proceedings that were initiated at other forums were dismissed, and certain monetary and technological considerations were afforded between the parties.

Following the termination of our agreement with Genesis Coin on September 12, 2024, and the execution of the subsequent confidential settlement agreement, the Company no longer maintains any commercial or operational relationship with Genesis Coin. The termination resolved all outstanding obligations between the parties, and as of the date of this filing, we do not engage in any business transactions with Genesis Coin, do not utilize their software in our operations, and do not procure hardware or services from them.

In light of the contract termination, Genesis Coin had previously been a significant vendor, providing a majority of our Bitcoin ATMs and related software systems, the Company has since taken decisive steps to reduce and eliminate its dependency on Genesis Coin. Notably, we have:

•	Successfully deployed our own proprietary ATM software platform which replaced Genesis Coin’s software across our fleet,
•	Transitioned to using other ATM manufacturers and service providers for hardware procurement and support going forward, and
•	Removed all reliance on Genesis Coin for technical support, software updates, or operational collaboration.

We no longer rely on Genesis Coin and any prior dependencies have been resolved through operational and technological changes made in 2024. The termination of the Genesis Coin relationship has not had a material adverse impact on our operations.

Agreements with Taproot Acquisition Enterprises, LLC

On April 13, 2023, Athena Bitcoin signed a sublease agreement with Taproot Acquisition Enterprises, LLC to acquire 800 Bitcoin ATM machines. The agreement had a term of three years unless terminated by either party subject to specified conditions and notifications. Lease payments under the agreement were based on revenue generated by the locations subject to a cap and allows Athena Bitcoin to buy out or purchase the Bitcoin ATM machines based on a formula that considers original cost, depreciation and market value of each unit.

On November 2, 2023, Athena Bitcoin modified and amended the sublease agreement into an equipment financing agreement with Taproot pursuant to which Athena Bitcoin agreed to purchase additional ATM machines in 2023 for a cash purchase price and certain revenue share payments. On December 31, 2023, Athena Bitcoin entered into another equipment financing agreement with Taproot for a purchase of additional Bitcoin ATMs subject to payment of the purchase price based on the specific payment dates, with the full balance due by December 31, 2024. Title to all Bitcoin ATM machines was transferred to Athena Bitcoin as of December 31, 2023, upon signing the second financing agreement. The first payment was made to Taproot in January 2024. The final payment was due by December 31, 2024. However, the payments of October 2024, November 2024 and December 2024 were rolled into a new Agreement dated September 19, 2024 (see below) along with the Agreements of April 13, 2023, the December 31, 2023 Agreement and the February 22, 2024 Agreement (see below).

On February 22, 2024, Athena Bitcoin entered into a third equipment financing agreement with Taproot for the purchase of additional Bitcoin ATMs. Title to the machines was transferred to Athena Bitcoin upon signing of the third financing agreement and required down payment which was paid on February 22, 2024.

On September 19, 2024, Athena Bitcoin and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company, entered into that certain Omnibus Equipment Refinancing Agreement providing for the refinance of Athena Bitcoin’s outstanding payables.

On October 30, 2024, Athena Bitcoin entered into an Equipment Financing Agreement (the “Financing Agreement”) with Taproot, into an Equipment Financing Agreement (the “Agreement”) to purchase certain Bitcoin ATM kiosks (the “Equipment” units) listed in the Agreement. The Financing Agreement amends and supersedes previous equipment purchase agreements between the parties. Under the Financing Agreement, Athena Bitcoin will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Equipment Agreement. The downpayment was to be paid in 4 installments with the first payment due and paid by Athena Bitcoin as of October 31, 2024, and the last payment due by January 31, 2025; which last payment was made on January 27, 2025.

In addition, Athena Bitcoin agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or Athena Bitcoin, and respective available remedies. Certain property on which the equipment units are located is subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, Athena Bitcoin, Taproot and KGPLA Holdings LLC, an entity in which Mike Komaransky, a former director and principal shareholder of Athena Bitcoin has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of Athena Bitcoin to Taproot. On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement (see Short-term debt below).

On September 4, 2025, Athena Bitcoin entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9 million, consisting of an upfront payment of $3 million upon execution of the agreement and weekly installments of $115.4 thousand over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties will be deemed satisfied and discharged.

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

During the twelve months ended December 31, 2025, the Company recorded a loss due to the extinguishment of debt of $5,283 million related to the termination and settlement of all outstanding obligations under the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. The loss included the extinguishment of the debt of $4.6 million and $681 thousand of unamortized imputed interest, both of which are included in loss on extinguishment of debt expense in the consolidated statements of operations and comprehensive income (loss).

Agreements with PSBC, LLC

On June 19, 2024, Athena Bitcoin, Inc., the Company’s wholly-owned subsidiary, entered into a Development Services Agreement (the “Development Agreement”) with PSBC, LLC, a Delaware Limited Liability Company (“PSBC”), for a software platform to be used in connection with the operation of Bitcoin ATMs. The Company began using the software platform in June 2024. The payment obligation for the software platform shall be terminated when a fixed sum of payments has been achieved. These payments are based on a percentage of the Bitcoin ATM sales transactions for using the software platform. All payments shall be made in Bitcoin.

PSBC shall, as security for the payments, hold the software platform source code in an escrow account, which shall be released—along with infrastructure access for the software platform—to the Company when PSBC has received a designated metric. All rights, including new technology and intellectual property developed under the Agreement, are transferred to the Company. PSBC certifies independent creation of the software, non-infringement, and compliance with specifications and legal requirements. The Development Agreement includes customary indemnity clauses, confidentiality obligations, and a defined process for dispute resolution (including arbitration). In addition, the Development Agreement includes provisions for support services (for 12 months post-pilot) and detailed acceptance testing procedures.

On July 25, 2024, the Company amended the Development Agreement with PSBC, pursuant to which PSBC released infrastructure access for the software platform to the Company upon receiving a fixed payment amount, which was credited toward the payments for the software platform. The access to the software platform includes build instructions, build scripts, databases, and all other tools or documentation necessary or desirable to create a working software platform from the source code.

Should PSBC fail to provide the services required herein, such that doing so would interrupt the Company’s operations, then the Company would be granted unrestricted use of the source code. The released source code shall be updated on a regular basis and at the direction of the Company.

Bitcoin ATM Operations and Cash Transportation

We contract with Move On Security LLC (of which Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC) to support the various activities of our Bitcoin ATMs operations related to deployment, repairs and maintenance, and wireless communications (including traveling to various markets as needed).

We contract with Move On Tech Service, LLC (of which Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Tech Services LLC) to provide Bitcoin ATM services for the Company’s Bitcoin ATM operations in various states. Move On Tech Service, LLC is responsible for Bitcoin ATM management, periodic Bitcoin ATM maintenance, installation, and deinstallation.

A significant operational aspect of our business involves collecting physical fiat currencies from our Bitcoin ATM fleet and getting them safely deposited into our bank account. The collection and deposit of the physical currencies received in our Bitcoin ATMs is a multi-step process. We do not directly handle the currency operations. This function is contracted to bonded security companies that have armored vehicles and cash storage vaults in many locations and includes multiple national and regional carriers such as Brinks International, Garda World, Thillens, Loomis, New Century Armored Logistics (NCAL) and Move On Security LLC as well as Proteccion de Valores, S.A. de C.V. (PROVAL) and Servicio Salvadoreño de Protección, S. A. de C. V.(SERSAPROSA) in El Salvador.

For logistic efficiency, it is impractical to retrieve cash from one machine and go directly to a bank branch. Rather the cash from all our machines in a city is collected by contracted armored vehicle companies on a periodic basis and brought to their regional centers where it is counted, inventoried, and grouped with cash coming from our ATMs in other cities.

We actively oversee this process in conjunction with our cash logistics contractors to adjust for factors like three-day weekends and unanticipated surges. While we can manage the Bitcoin side of our business with real-time tracking, the current time period from retrieving cash from our Bitcoin ATMs to having the funds available in our bank account is about three-to-seven (3-7) days. This time period directly impacts our working capital and our ability to buy more Bitcoin; thus, we strive to keep it as short as possible.

Just as shortages of Bitcoin can temporarily prevent us from selling Bitcoin to our customers, our Bitcoin ATMs running out of cash or becoming fully loaded with cash (and unable to take more bills) can impede our users from completing certain transactions until our cash logistics contractors fixed the issue at their next visit to our Bitcoin ATMs. Our business has variable demand, and it is unavoidable that some machines will at times run out of cash or become fully loaded with cash (and unable to take more bills) for a time period.

Bitcoin ATM Transactions

We hold an amount of Bitcoin in a hot wallet that we own and send Bitcoin to users from that wallet when transactions are completed at Bitcoin ATMs. We replenish our hot wallet from time to time through open market purchases of Bitcoin with certain liquidity providers. When a customer buys Bitcoin from us, the purchase price is based on the spot price of Bitcoin at the time of the user’s transaction. When a user sells Bitcoin to us, such Bitcoin is held in an Athena hot wallet for a period of time, which could be up to several days, until such Bitcoin is later sold through a liquidity provider to fund operations or is resold to users transacting at Bitcoin ATM kiosks; however, the volume of transactions of this type are de minimis.

We do not custody Bitcoin for our kiosk users. Our relationship with our primary liquidity provider allows us to purchase Bitcoin to quickly replenish amounts sold to users, which means that we hold relatively small amounts of Bitcoin for customer sales at any given time. Due to the minimal amount of Bitcoin held at any given time (typically 5 to 7 Bitcoin) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users, coupled with our high transaction volumes, we do not store Bitcoin in cold wallets.

The Company has a standard service agreement with BitGo Trust Company, Inc. (“BitGo”) (a qualified custodian) a third party custodian of the private keys for the wallets related to Bitcoin owned by the Company, who has been engaged to secure our digital assets. BitGo manages the private keys for digital wallets holding Bitcoin owned exclusively by the Company (i.e., held for our own account). All Bitcoin held as inventory, or held for operational liquidity by the Company, is secured by BitGo, which manages the corresponding private keys on our behalf. BitGo provides multi-signature wallet services and secure key management for the Bitcoin that the Company holds for its own account and for facilitating customer transactions.

Environmental Impact

El Salvador’s Bitcoin plan has put a spotlight on the environmental impact of cryptocurrency with the World Bank flagging such potential adverse effects among its concerns. Mining digital currency requires large amounts of energy, and the Bitcoin industry’s global CO2 emissions have risen to an equivalent of 85.89 million tons of Co2 during the 2020 to 2021 period, equal to burning 84 billion pounds of coal, according to a 2023 report by the American Geophysical Union (referred to in the article by Sanaz Chamanara, S. Arman Ghaffarizadeh, & Madani, K. (2023), The Environmental Footprint of Bitcoin Mining Across the Globe). President Bukele sought to counter sustainability concerns by engaging state-owned geothermal electric company, LaGeo SA de CV to offer Bitcoin mining facilities using renewable energy from the country’s volcanoes.

Marketing

Our marketing consists of:

•	Trade shows,
•	Digital advertising on search engines, map sites, and industry-specific platforms,
•	Social media, and
•	SMS messaging.

Athena Bitcoin also maintains country-specific websites that include information about how to access our service offerings as well as country-specific disclosures.

Software Development Including Technology Research and Intellectual Property Development

Our intellectual property (“IP”) includes proprietary algorithms that we have developed. Some effort is devoted to automating a majority of our crypto purchases in a manner that helps us match supply with anticipated demand. In addition, we have invested in building automated systems for customer onboarding including the collection of required KYC documentation as well as government transaction reporting.

Athena has not filed for protection of our algorithms and maintains them as private and proprietary business information. The IP we use for the security of our Bitcoin ATMs and transaction integrity is mostly provided by vendors, although we have added additional layers and extra private security measures that are unique to the Company.

Athena Bitcoin has previously registered both its name and distinctive owl logo with the United States Patent and Trademark Office. On December 18, 2024, the Company renewed the registration of its name and logo.

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

As discussed above, on September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot Acquisition Enterprises, LLC, a Delaware limited liability company, and its affiliated entities to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement.

Competition

There are many different companies that enable people and businesses to buy or sell Bitcoin and other crypto assets, including other operators of Bitcoin ATM networks, online services and exchanges such as Coinbase and Gemini, and payment services such as Square and PayPal.

Our direct competition in the U.S. includes Bitcoin Depot, Inc. a public corporation with operations in the U.S. and Canada, Coinflip, a private company with operations in the U.S., Canada and Australia and other smaller bitcoin kiosk operators, as well as Coinstar, a major corporation that runs one of the largest kiosk networks in the U.S. Coinstar is an existing operator of kiosks at major grocery chains that are used to exchange coinage for a variety of payment instruments such as gift cards and in-store vouchers. In recent years, they have added the ability to use physical coins and cash bills to buy Bitcoin on many of their kiosks, in partnership with Coinme. The other Bitcoin ATM network operators use machines similar to the Company’s fleet of Bitcoin ATMs.

 The financial performance of any Bitcoin ATM network is influenced by several factors. We believe that site selection and branding have the biggest effect on per-Bitcoin ATM transaction volumes. Bitcoin Depot is a public corporation whose operating performance can be measured. We are not aware of the operating performance of other competitors as they are private companies and do not provide any public financial disclosures. From our years of experience in this industry, we believe the Company’s Bitcoin ATMs perform at or above industry averages.

While there are many other Bitcoin ATM operators, we believe the industry is nascent and that worldwide tens of thousands of attractive locations remain untouched. While we recognize that there is a terminal limit to the number of Bitcoin ATMs that the U.S. market can support, we believe that that limit has not yet been reached and is expanding as Bitcoin and other crypto assets gain more widespread use, especially in Latin America and other regions. According to The Business Research Company, ATM Global Market Report 2025, published December 2025, where it was cited that the total number of active ATMs ranges between 520,000 and 540,000.1

Per a Knowledge Sourcing Intelligence LLP report titled Crypto ATM Market Global Forecasts Report 2025-2030: Rising Cryptocurrency Adoption and Expanding Installations Across Hospitality and Retail Sectors, in November 2025, the global crypto ATM market size is projected to increase from $191.130 million in 2025 to $1.20 billion in 2030, with a 44.54% CAGR.

Below is a partial list of Worldwide Bitcoin ATM networks3 networks (other than Athena Bitcoin) as of February 15, 2026 from coinatmradar.com:

Company Name	Units
Bitcoin Depot Inc.	9,150
Coinflip	5,679
Bitstop	2,751
RockitCoin	2,522
Localcoin	2,120
CoinHub	1,965
Byte Federal	1,300
Unbank	665
Cash2Bitcoin	631

We have a small percentage of the total market, operating approximately 10% of Bitcoin ATMs according to coinradar.

__________________________

1 ATM Global Market Report 2025, The Business Research Company. https://www.thebusinessresearchcompany.com/report/atm-global-market-report#:~:text=For%20instance%2C%20in%20September%202023,growth%20of%20the%20ATM%20industry

Apps like Robinhood, PayPal, and Cash App offer customers a way to purchase crypto assets using their smartphones and funds from their bank accounts. These apps offer competitive pricing relative to our Bitcoin ATMs; however, they do not accept physical currency and typically require users to connect their bank accounts. They also typically do not allow users access to the private keys of the cryptocurrency, thus resulting in centralization which we believe many users do not want.

Full-service exchanges like Coinbase Pro, Gemini, and Kraken allow traders to make investments in a wide variety of crypto assets. These exchanges cater to active traders and the most highly price sensitive consumers. The Company often uses such services for purchasing its crypto assets. Users from this segment of the overall market rarely overlap with the Bitcoin ATM industry.

Competitive Advantages

We believe we enjoy several competitive advantages. We believe our foremost advantage is our many years of business experience combined with our insight into optimizing many interrelated factors and aspects of the crypto business. We believe that this combination ultimately drives our bottom-line profits.

We believe that site selection is a substantial factor in our overall performance. Our site selection methodology is a trade secret of our business. We believe that our methodology is not easily uncovered as we have ATMs located in rural, urban, and suburban areas. We have learned and refined our site selection methodology over the years, and we believe our expertise in this area constitutes a material competitive advantage.

We believe operational efficiency is in the same category of importance to us as site selection. Our operational efficiencies included developing and implementing several proprietary approaches to manage our operations efficiently with respect to all aspects of crypto transactions, risk management, and efficient cash handling spanning five countries.

Unlike many competitors that focus on quickly installing dozens or hundreds of Bitcoin ATMs, we prioritized working to obtain profitability on a global scale with a small base of Bitcoin ATMs that were installed in strategic sites. From 2017 through 2022, we focused on developing and putting in place scalable systems and methods for managing a diverse global operation. This gave us a foundation to not only provide us with profitable operations (during that period) but also the foundation to continue to grow. As a result of this strategy, we were able to increase our total ATMs in service from 60 to 2,953 from 2017 to December 2025, respectively, with the ability to install hundreds of Bitcoin ATMs at scale. When comparing Bitcoin ATMs to other methods of transacting, the primary advantage of a Bitcoin ATM is its ability to complete a transaction from accepting payment to delivering crypto assets quickly. The Bitcoin ATM will only accept physical Fiat Currency, which is an immediate and permanent form of payment. This subsequently facilitates the immediate delivery of crypto assets; also, an immediate and permanent form of transaction. Apps and services that rely on ACH or other bank mechanisms for the fiat leg of a transaction often cannot deliver the crypto assets quickly because the funding mechanism is neither immediate nor permanent.

We believe our branding gives us a competitive advantage with many store owners. Large companies often have access to capital, but many have minimal to no experience in the crypto industry. Companies that want to start a Bitcoin ATM network tomorrow can copy our offerings and hire top branding specialists, but what they cannot do is create a brand that has roots to the early years of Bitcoin and Bitcoin ATMs. In our experience, many of these large companies are treated with skepticism by many users of Bitcoin, as they represent centralized and institutionalized interests that many believe are contrary to the goals of Bitcoin. The bright orange on our Athena Bitcoin ATMs is the same color as the orange in the original Bitcoin logo, helping our brand stand out and represent the spirit and essence of Bitcoin and the entire crypto industry in any stores where our Bitcoin ATMs are placed.

While the end result of a transaction on one Bitcoin ATM versus another may be similar, we believe that many store owners and customers looking for a Bitcoin ATM will often prefer an Athena Bitcoin ATM versus, for example, a multipurpose Coinstar machine that can handle your loose change and also sell you Bitcoin. We believe our branding and brand authenticity have been a contributing factor to getting good performing sites, and that it will continue to be a big contributor to our expected future growth.

Competitive Disadvantages

Our competitive disadvantages are that some of our competitors still have greater resources available to deploy new Bitcoin ATMs, develop new markets, and invest in technology. We intend to raise capital several times in the coming years, through debt or the sale of equity, which may be dilutive to existing stockholders, to expand our network, but we remain focused on keeping true to our core principles and will continue to focus on bottom line performance and maintain our standards of effective site selection and monitoring.

Employees

We strive to foster a productive and engaging work environment. Our talent strategy is aligned with our business vision and platform strategy. We hire intelligent people with a passion for crypto assets and the possibilities to empower our customers to achieve their financial and transactional goals.

As of February 20, 2026, we employed 18 people within the United States, and 47 people in our foreign subsidiaries. We also engage temporary consultants; as of February 20, 2026, 12 consultants were engaged throughout the Company and its subsidiaries, of which 10 consultants were engaged in the United States and the remaining 2 consultants were engaged in Latin America. The employees in El Salvador are primarily responsible for customer support of the Bitcoin ATMs, the Chivo wallet and the Chivo POS terminals in El Salvador.

Seasonality and Inflation

We have typically experienced seasonality in the 4th quarter of the calendar year in our revenue and the related cost of cryptocurrency. We believe this trend is attributable to less business days in the quarter as a result of public holidays. Our cost of goods, services and labor and third-party services have been impacted by the recent high inflationary environment. To date, we have been successful in managing these inflationary cost increases through pricing, productivity and cost-cutting initiatives. There can be no assurance that our operating results will not continue to be affected by inflation in the future or that we will be successful in managing such cost increases.

Governmental Regulation

Currently, we operate in the U.S., El Salvador, Argentina, Colombia and Mexico in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws, rules and regulations enacted by federal, state, territorial, local governments and regulatory authorities. At a high-level, this evolving regulatory environment currently is characterized by a heightened focus by regulators on the cryptocurrency industry and countering terrorist financing and anti-money laundering. The scope of laws, rules, and regulations that can impact our business, including many laws, rules, and regulations that were enacted prior to the creation of the digital financial system, are expansive and include certain of the requirements that apply to financial services, money transmission, privacy protection, cybersecurity, electronic payments, and securities and commodities regulation, as well as bespoke cryptocurrency laws that have been adopted in some jurisdictions. Notwithstanding the applicability of the above-described regulatory framework, currently we are not supervised or examined by any banking, securities or commodities regulator such as the Office of the Comptroller of the Currency, the Office of the Superintendent of Financial Institutions, the SEC, or the Commodity Futures Trading Commission.

We monitor changes to the regulatory environment closely and invest significant resources in our legal and compliance teams to ensure that we are able to design and maintain appropriate compliance systems and practices. However, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the digital financial system and related industries, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions. New or changing laws and regulations, including changes to their interpretation or implementation, as well as our failure to appreciate that the laws and regulations apply to our business could have a material adverse impact on our business, results of operations, and financial condition.

We regularly monitor official SEC releases and comments made by senior SEC officials, including the sitting Chairman, regarding the regulation of cryptocurrencies and related activities. Based on such statements, historical enforcement actions and existing regulations and laws, we have made the determination that our activities and the cryptocurrencies that we currently sell, which consists of only Bitcoin, do not subject us to SEC regulation (other than in connection with our status as a public company) and thus we believe we are not required to be registered with the SEC to support transactions which consist of only Bitcoin at our Bitcoin ATMs. We have previously provided products and services related to Litecoin, Ethereum, Bitcoin Cash and Tether; however, based on a risk-based determination made after consideration of public statements by the SEC, historical enforcement actions, and existing regulations and laws in effect at the time, we limited our activities to Bitcoin only.

Anti-money laundering and counter-terrorist financing

We are subject to various anti-money laundering and counter terrorist financing laws, including the Bank Secrecy Act (“BSA”) in the U.S. As a money services business registered with the Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), the BSA requires us to develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our users. In addition, the BSA requires us to comply with certain user due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify each user’s identity. We have implemented a compliance program designed to prevent our kiosks, products and services from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists issued by the OFAC, and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, training and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing business risks associated with money laundering and terrorist financing.

Money transmission and virtual currency business activity

In the U.S., we have obtained licenses to operate as a money transmitter, or the equivalent, in the states where we understand such licenses or equivalent are required to conduct our business. As a licensed money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, customer notice and disclosure, reporting and recordkeeping requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entity within our corporate structure is subject to inspection and examination by the state licensing agencies and certain actions involving that entity, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval.

Privacy and protection of user data

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our users and employees in the jurisdictions where we operate. We are subject to privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act and the California Consumer Privacy Act in the U.S., which impose certain privacy protections and require the maintenance of a written, comprehensive information security program.

Our business relies on the processing of personal data in many jurisdictions and the movement of data across state and national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing in the U.S. and around the world. Regulatory authorities are continuously considering numerous new legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Any expansion or changes in the application of these privacy, data protection and cybersecurity laws or other regulatory requirements could increase our compliance costs and have a material adverse impact on our business, results of operations, and financial condition.

Consumer protection

The U.S. Federal Trade Commission (‘FTC”), the Consumer Financial Protection Bureau (“CFPB”), and other U.S. federal, state, and local and foreign regulatory agencies regulate business activities, including money transfer services related to remittance or user-to-user transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive, acts or practices, or Unfair, deceptive, or abusive acts and practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business. The CFPB has enforcement authority to prevent an entity that offers or provides financial services or products to consumers in the United States from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.

Federal Regulation

Certain federal agencies and representatives have introduced or have pending legislation regarding cryptocurrency, digital or virtual currency. We cannot be sure of the impact such pending or future legislation might have on our results of operations or financial condition, or the probability that such bills will be entered into law. We continue to monitor the status of pending legislation.

The Company is subject to regulation by the United States, “FinCEN as a money services business. This regulation was established in 2013 when FinCEN released interpretive guidance to “clarify the applicability of the regulations implementing the Bank Secrecy Act (“BSA”) to person creating, obtaining, distributing, exchanging, accepting, or transmitting virtual currencies” (FIN-2013-G001). Since that time, all businesses that deal in crypto assets in the manner of the Company must register as a Money Service Business (“MSB”) with FinCEN and comply with the requirements of the BSA, the Patriot Act, and other amendments and administrative guidance issued by FinCEN and the Department of the Treasury.

We are subject to various anti-money laundering and counter-terrorist financing laws, including the BSA in the United States, and similar laws and regulations abroad. In the United States, as a money services business registered with FinCEN, the BSA requires us to among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. We have implemented a compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists promulgated by Office of Foreign Assets Control (“OFAC”) and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing risks associated with money laundering and terrorist financing. Anti-money laundering regulations are constantly evolving and vary from jurisdiction-to-jurisdiction. We continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements.

Athena Bitcoin is registered with FinCEN and has registration number 31000207507771. In addition, Athena Bitcoin has appointed Sam Nazzaro as its Chief Compliance Officer, written and distributed a BSA Compliance Policy, and engages an outside review firm to perform an annual review of its Compliance Policy.

Under the U.S. Commodities Exchange Act of 1936, the Commodity Futures Trading Commission (“CFTC”) has broad enforcement authority to police market manipulation and fraud in spot commodity markets, including the spot crypto markets.

The Securities and Exchange Commission has broad regulatory and enforcement authority over intermediaries transacting in crypto assets, to the extent those crypto assets meet the criteria to be considered to constitute securities (see also “Risk Factors”).

FinCEN has issued a notice of proposed rulemaking to see public comments on a proposal to require banks and money service businesses to submit reports, keep records, and verify the identity of customers in relation to transactions involving convertible virtual currency (“CVS”) or digital assets with legal tender status (“LTDA”) held in unhosted wallets (as defined below), or held in wallets hosted in a jurisdiction identified by FinCEN. FinCEN is proposing to adopt these requirements pursuant to the BSA. To effectuate certain of these proposed requirements, FinCEN proposes to prescribe by regulation that CVC and LTDA are “monetary instruments” for purposes of the BSA. However, FinCEN is not proposing to modify the regulatory definition of “monetary instruments” or otherwise alter existing BSA regulatory requirements applicable to “monetary instruments” in FinCEN’s regulations, including the existing currency transaction reporting (“CTR”) requirement and the existing transportation of currency or monetary instruments reporting requirement.

On February 25, 2025, the Crypto ATM Fraud Prevention Act was introduced by Senator Dick Durbin (D-IL), proposing significant regulatory changes that could materially adversely impact our operations. If enacted, the bill would impose new customer transaction limits, fee caps, refund requirements, and additional compliance measures for cryptocurrency kiosk operators. The bill defines “new customers” as individuals who have signed up within the past 14 days and imposes a transaction limit of $2,000 per day and $10,000 in total transactions during that period. Specifically, operators would be required to issue full refunds for transactions conducted by new customers within the first 14 days of signing up, with refund requests allowed up to 30 days after the transaction. For existing customers, fee refunds would be required if requested within 30 days. The bill also mandates verbal confirmation for transactions exceeding $500, which may introduce operational challenges and increased processing times. We are unable to predict whether or not the proposed legislation will be passed into law (or even if it will be voted upon).

International Regulations

Outside of the United States, the countries where the Company operates are members of an array of regional Anti-Money-Laundering (“AML”) treaty organizations. Specifically, Argentina and Colombia are signatories to the Financial Action Task Force of Latin America (“GAFILAT”). Argentina is also a member of Financial Action Task Force (“FATF”). El Salvador is a member of Caribbean Financial Action Task Force (“CFATF”). The United States is a member of both FATF and Asia/Pacific Group on Money Laundering (“APG”). These relationships, both overlapping and non-overlapping, result in legal interpretations, regulation, and enforcement that is heterogeneous. In each of these jurisdictions, membership in one or more AML treaty organizations can influence the specific documentation, record keeping, and financial limits placed on MSB, or dealers in crypto assets.

State Regulations

Depending on the state where the Company places a Bitcoin ATM, there are local laws and regulations which the Company must comply with to operate legally. These laws usually require the Company to register with a state agency, provide a surety bond, and make regular reports about its activities in the state and its financial health.

In some jurisdictions, the Company may be required to obtain operating permits from the city or county. These typically involve the payment of registration fees.

California

As expanded upon below, California passed certain legislation over the past year which limited our ability to operate effectively in that state. As a result, the Company has significantly reduced its footprint of kiosks in the state of California. However, we continue to evaluate the regulatory environment and our ability to comply with new regulations and reinstate operations there.

On November 20, 2023, the California Department of Financial Protection and Innovation (“DFPI”) issued an invitation for comments on a potential rulemaking relating to two new California laws that impose sweeping obligations on companies engaged in virtual currency activities in California and with California residents. The first law, Assembly Bill 39, prohibits people from engaging in digital financial asset business activity – or holding themselves out as being able to engage in digital financial asset business activity – without meeting certain criteria and obtaining a license from the DFPI, including compliance obligations and stable coin approvals among other guidelines. The second, Senate Bill 401, imposes requirements on operators of digital financial asset transaction kiosks. The DFPI refers to the two bills collectively as the Digital Financial Assets Law (“DFAL”). The DFAL took effect on January 1, 2024, with covered persons required to be licensed, or to have submitted a license application and be awaiting approval or denial of that application, on or before July 1, 2026.

Requirements applicable to digital financial asset kiosks

The State Senate Bill 401 supplements the DFAL by prohibiting an operator of a digital financial asset kiosk from accepting or dispensing more than $1,000 a day from, or to, a customer through a kiosk. Further, this law requires operators to provide certain written disclosures to a customer before the digital financial asset transaction takes place, including disclosure of terms and conditions of the transaction, whether the operator provides a method to reverse or refund a transaction (including any warnings if such transaction is final and cannot be reversed), the amount of the digital financial asset involved, and the amount of fees and other charges in U.S. Dollars, among other disclosures. The operators will also be required to provide customers with detailed transaction disclosures, including the crypto amount, dollar amount, and fees charged thus customers must receive receipts containing vital transaction details, including the information of the licensed exchange used to calculate the price spread.

The law includes various customer protections and prohibits an operator from charging fees that exceed the greater of $5.00 or 15% of the U.S. Dollar equivalent of the digital financial assets involved in the transaction based on the market price of that same asset quoted by a licensed digital financial asset exchange. Under the new law, operators must maintain an up-to-date list of kiosk locations.

There is no private right of action under the DFAL except under a narrow exception related to a covered person’s obligation to hold digital financial assets on behalf of California residents pursuant to the state Uniform Commercial Code.

Impact of DFAL on digital assets regulation

The enactment of the new laws is significant as it pushes California to the forefront of the digital asset regulatory landscape with other states that have enacted similar requirements.

Moreover, in light of the acknowledgment from California Governor Newsom that certain aspects of the laws are ambiguous, as well as the legal complexity of engaging in digital assets activities throughout the United States, we expect further refinement of the DFAL requirements as the DFPI introduces regulations or guidance to supplement the law.

The Company has tested its procedures in its kiosks in the state of California and believes that they are fully compliant with the requirements of DFAL. See also “Risk Factors”.

Effective as of January 1, 2025, the DFAL requires a kiosk operator to: (a) limit the charges that may be collected from a customer, such that they may not collect direct or indirect charges from a customer related to a single digital financial asset transaction that exceeds the greater of (x) $5, or (y) 15% of the U.S. Dollar equivalent of digital financial assets involved in the transaction, and (b) provide written disclosures to a customer prior to completing a transaction, that includes the following certain minimum information.

Effective as of January 1, 2024, pursuant to the Digital Financial Assets Law of California, operators of digital financial asset transaction kiosks in California are required to 1) provide to the Department of Financial Protection and Innovation of California (“DFPI”) a list of all locations of kiosks that the operator owns, operates or manages in California and to provide the DFPI with any updates to these locations within 30 days of any change; 2) abide by transaction limits of $1,000 in a day from a customer via kiosk; and 3) provide customers with receipts that include certain information regarding the transaction.

Connecticut

On October 1, 2024, the Connecticut Act Concerning Digital Assets became effective in Connecticut, placing heavy regulatory, process and compliance burdens on our operations in the state. This bill allows the banking commissioner to adopt regulations, forms and orders governing the business use of digital assets by entities that, and individuals, who are under his regulatory jurisdiction (e.g. state-chartered banks and credit unions). The regulations, forms, and orders must ensure consumer protection and the commissioner may consult with federal and other states’ financial services regulators, other stakeholders, and industry professionals to ensure that digital assets receive, to the extent practicable, consistent treatment. Further, the bill created a transaction limit of $2,500 for new customers and a $5,000 transaction limit for existing customers and capped fees for all transactions at 15%.

The bill also imposes several disclosures and receipt requirements on virtual currency kiosk owners and operators. It further requires them to allow customers to cancel and receive a full refund for a virtual currency transaction within seventy-two hours after the new customer registered as a customer of such owner or operator if, not later than thirty days after the last virtual currency transaction that occurred during such seventy-two-hour period. Lastly, the bill allows the banking commissioner to establish a schedule of maximum fees that an owner or operator of a virtual currency kiosk may charge for specific services.

Minnesota

On August 1, 2024, the Minnesota Act Regulating Disclosures and Consumer Protections Related to Virtual-Currency Kiosks became effective, which placed additional compliance burdens on our operations and increased the risk of deterring consumers or decreasing market confidence in cryptocurrency. This bill requires virtual currency kiosk operators to (1) disclosure to consumers the relevant terms and conditions of the transactions; (2) issue full refunds for transactions made within seventy two hours of becoming a new customer if fraudulently induced to engage in virtual currency transactions and is reported within 14 days of the last transaction during the seventy two hour window and the customer contacts the virtual currency kiosk operator and a government or law enforcement agency informing of them of the fraudulent nature of the transaction; and (3) set maximum daily transaction limits of $2,000 for new customers. The disclosures on material risks must be made to customers before entering into the virtual currency transaction and must include at least certain enumerated risks.

Nebraska

In September 2025, LB 609 took effect in Nebraska. The law establishes a transaction limit of $2,000 for new customers (defined as individuals within 14 days of signing up), while existing customers will be permitted to transact up to $10,500 per day. Additionally, LB 609 imposes an 18% fee cap on transactions and requires operators to issue full refunds for transactions conducted by new customers within their first 14 days of registration, with refund requests permitted up to 90 days after the transaction.

Vermont

On May 10, 2024, the Vermont Act Relating to Banking, Insurance and Securities was signed into law. This act imposes a daily transaction limit of $1,000, a fee cap of 3% on transactions and a one year moratorium (beginning at the end of June 2024) on the installation of any new kiosks in the state. Effective July 1, 2025, these limits were raised to $2,000 for new customers and $5,000 for existing customers and raised the maximum fee to the greater of $5 or 15% of the transaction value, with a moratorium on new installations extended to July 1, 2026. This has limited our ability to grow sales, transaction volumes and our consumer base in the state.

Additional regulatory developments

Various regulatory authorities continue to evaluate and implement laws, rules and regulations governing a wide variety of issues, including cryptocurrencies, identity theft, account management guidelines, disclosure rules, cybersecurity, marketing, environmental, social and governance performance, transparency, and reporting, including requirements related to overall corporate environmental, social and governance disclosures and climate-related financial disclosures which may impact our business. For an additional discussion on the impact of governmental regulation on our business, please see “Risk Factors” included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

A summary of risk factors relating to the Company and our securities follows:

Risks Related to Our Business, Operations, and Financial Position

•	Dependence on Transaction Volume and Volatility: Our revenue relies heavily on crypto transaction volumes, which fluctuate with volatile crypto prices. Declines in prices or volume, as well as failures of major market participants, could materially harm results and investor confidence.
•	Forecasting Challenges: Operating in a new, rapidly evolving crypto product market makes forecasting demand, volume, and performance difficult.
•	Indebtedness: We carry significant debt secured by most assets, with restrictive covenants that limit flexibility. We may lack sufficient cash flow to meet obligations, and raising additional capital may be difficult, forcing operational changes or, in extreme cases, closure.
•	Asset and Private Key Security: Our cash and crypto assets face risks of theft or loss, especially from compromised private keys. Hacks, breaches, or key loss could cause major financial, regulatory, and reputational damage. Insurance coverage is limited.
•	Operational Disruptions: Failures in ATMs, software, information technology (IT), or blockchain networks could reduce users, harm our brand, and negatively affect results. Retaining and growing users is critical to our success.
•	International Risks: Operations in El Salvador and elsewhere create risks from political or economic instability, enforcement issues, and restrictions on asset ownership. Our role in El Salvador’s Bitcoin Law and Chivo wallet carries custody and government-related risks.
•	Economic and Market Confidence: Weak global or regional economies and negative sentiment toward crypto could reduce demand for our services.
•	Intellectual Property: Inability to protect our IP or defend against infringement claims could disrupt operations.

Risks Related to the Bitcoin Network, Crypto Assets, and Blockchain Technology

•	Crypto Nature and Private Keys: Control depends solely on private keys, which carry theft and loss risks.
•	Development and Acceptance: Future growth and adoption of Bitcoin, crypto assets, and blockchain protocols are uncertain; if they stall, our business could suffer. Stablecoins may not retain value.
•	Forks and Technical Issues: Blockchain forks or integration challenges could create instability and harm operations.
•	Transaction Fees: High miner or validator fees increase costs and reduce margins.

Risks Related to Regulation, Legal Compliance, and Enforcement

•	Regulatory Uncertainty: Crypto laws and regulations are rapidly changing. Reclassification of assets as securities, forfeiture actions, or banking restrictions could harm our business.
•	Licensing and Registration: Failure to secure required licenses or comply with AML, privacy, and other laws could halt operations or result in penalties.
•	Government Intervention: Crypto use may be restricted or banned by governments, limiting our ability to operate.

Risks Related to Employees and Service Providers

•	Key Personnel: Loss of senior management or inability to attract talent could hurt performance.
•	Misconduct: Employee or service provider errors or misconduct could damage financials and reputation.
•	Conflicts of Interest: Interests in other crypto projects by insiders could create conflicts affecting our business.

Risks Associated with Governing Documents and Nevada Law

•	Change of Control Limits: Provisions in our charter, bylaws, and Nevada law may deter takeovers, affecting stock value.

Risks Related to Our Securities

•	No Market / Volatility: Our stock lacks a trading market and may face volatility unrelated to performance.
•	Insider Control: Founders and major shareholders hold significant control, influencing shareholder decisions.
•	Dilution: Future equity raises, if any, may dilute shareholders.
•	Stock Price Volatility: Prices may remain volatile and decline significantly.

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2030, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any December 31 before that time or, if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Additionally, even if we no longer qualify as an emerging growth company, as long as we are neither a “large accelerated filer” nor an “accelerated filer,” we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.

Finally, we are a “smaller reporting company” (and may continue to qualify as such even after we no longer qualify as an emerging growth company) and accordingly may provide less public disclosure than larger public companies, including the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Bitcoin has experienced significant price volatility in recent months, with sharp and unpredictable swings in valuation that can materially affect investment outcomes. In late 2025 and early 2026, Bitcoin’s price has fluctuated widely, at times dropping from near record highs of over $126,000 to levels around $60,000, followed by abrupt rebounds and multi-day swings of 5% or more. This heightened volatility reflects broader market sell-offs, divergence in macroeconomic expectations, leveraged trading dynamics, and rapid shifts in sentiment rather than fundamentals alone.

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

As of December 31, 2025, our total indebtedness, excluding lease liabilities, was $21.3 million including, $4.0 million of short-term notes payable, and $327 thousand of insurance financing debt. Our significant level of indebtedness could have important consequences for us, including the following:

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

The above factors could limit our financial and operational flexibility and, as a result, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our debt obligation is not repaid prior to its respective maturity date, it will go into default which could cause you to lose a portion or all of your investment in the Company.

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

It is possible that, due to any number of reasons, including, but not limited to, an unfavorable fluctuation in the value of cryptographic and fiat currencies, the inability by the Company, whether in the United States or globally, to obtain clients, the failure of commercial relationships, the failure of development of the necessary technical environment, the failure of government actors to provide needed regulatory clarity, the failure of technology development by third parties, or intellectual property ownership challenges, the Company may no longer be viable to operate and the Company may dissolve, either in whole or part, or take actions that result in a dissolution event. During the past six years there have been several rumors that regulation specifically aimed at terminating the practice of selling crypto assets via kiosks, such as the Company’s fleet of Bitcoin ATMs, would be forthcoming. While the regulations hypothesized by these rumors have never been enacted, the state of California recently enacted the law (“DFAL”) regulating digital assets and restricting operations of financial assets kiosks (see “Business—Governmental Regulation— State Regulation” of this Report), it remains a risk to the Company’s principal operations and could be detrimental to an investment in the Company’s common stock. The DFAL began taking effect on January 1, 2024, with covered persons required to be licensed, or to have submitted a license application and be awaiting approval or denial of that application, on or before July 1, 2025.

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

It is possible that, due to any number of reasons, including, but not limited to, an unfavorable fluctuation in the value of cryptographic and fiat currencies, the inability by the Company, whether in the United States or globally, to obtain clients, the failure of commercial relationships, the failure of development of the necessary technical environment, the failure of government actors to provide needed regulatory clarity, the failure of technology development by third parties, or intellectual property ownership challenges, the Company may no longer be viable to operate and the Company may dissolve, either in whole or part, or take actions that result in a dissolution event. During the past six years there have been several rumors that regulation specifically aimed at terminating the practice of selling crypto assets via kiosks, such as the Company’s fleet of Bitcoin ATMs, would be forthcoming. While the regulations hypothesized by these rumors have never been enacted, the state of California recently enacted the law (“DFAL”) regulating digital assets and restricting operations of financial assets kiosks (see “Business—Governmental Regulation— State Regulation” of this Report), it remains a risk to the Company’s principal operations and could be detrimental to an investment in the Company’s common stock. The DFAL began taking effect on January 1, 2024, with covered persons required to be licensed, or to have submitted a license application and be awaiting approval or denial of that application, on or before July 1, 2025.

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

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. However, the Company does not (i) custody Bitcoin purchased by customers, (ii) manage or have access to private keys belonging to customers’ personal (un-hosted) wallets, or (iii) hold private keys for users. Customers are solely responsible for their own wallets and private keys. When a customer uses an Athena Bitcoin ATM to purchase Bitcoin, the Bitcoin is directly delivered to a wallet address provided by the user (typically a mobile wallet app). These user wallets are “un-hosted” or self-custodied, meaning the users alone control their private keys.

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

The Company has a standard service agreement with BitGo under which BitGo safeguards the private keys and crypto assets that the Company deposits with it. BitGo’s custodial accounts are segregated and secure, and BitGo carries insurance policies that may cover certain losses (providing an additional layer of protection to the Company). BitGo has and maintains insurance policies for custodial services through Lloyd’s of London who provides crime insurance coverage with a limit of $5.0 million and specie insurance coverage with a limit of $250 million. The specie insurance aims to cover the permanent loss of cryptocurrency from its designated blockchain address if an insured event occurs. However, this coverage has significant exclusions, such as theft or dishonesty by key company insiders (like major shareholders or directors, unless they are specifically designated custodians), losses from trading or loan defaults, and issues arising from improperly secured or lost private keys (like those stored on internet-connected devices). It also doesn’t cover cryptocurrency network failures or losses not reported promptly, nor does it apply to broader events like war, terrorism, or money laundering.

The crime insurance component addresses risks like employee theft, losses of property at BitGo’s premises or during transit, and fraud committed by third parties through computer systems or fund transfers, including related legal expenses. Exclusions under this part include fraud by directors with significant ownership (with some exceptions if they’re treated as regular employees), losses from employees known to be previously dishonest, and losses of potential income or trade secrets. It also won’t cover issues like accounting errors, mechanical failures, the cryptocurrency’s underlying protocol failing, or broader events like war.

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

The countries we operate in, may or may not have stable economies, stable banking sectors, or stable governments which may or may not permit us to repatriate profits, maintain ownership of our business or its assets, or continue operations.

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

Our success depends on our ability to retain existing users and attract new users to increase engagement with our products and services. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services and offer competitive transaction and other fees in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current users or attract new users, or keep our users engaged. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•	we fail to increase awareness of our brand and successfully compete with the offerings and prices of other companies, or if our users otherwise increasingly engage with competing products and services, including those that we are unable to offer due to regulatory reasons;
•	we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;
•	we fail to successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our business;
•	we fail to support new and in-demand cryptocurrencies or if we elect to support cryptocurrencies with negative reputations;
•	there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, or other factors including, without limitation, changes in macro-level user preference for using cash to purchase Bitcoin;
•	there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;
•	we fail to maintain existing authorizations as well as obtain newly required authorizations, registrations and licenses for our products;
•	users perceiving Bitcoin and other cryptocurrencies to be a bad investment, or experiencing significant losses in Bitcoin or other cryptocurrencies, may not desire to utilize our products and services;
•	technical or other problems prevent us from delivering our products and services with the speed, functionality, security and reliability that our users expect, or if we fail to otherwise gain and maintain the trust and confidence of our users;
•	there are cybersecurity incidents, employee or service provider misconduct or other unforeseen activities that cause losses to us or our users;
•	there are modifications to our fee model, including as a result of changes in or the adoption of any laws or regulations imposing restrictions or limitations on the markup at which we sell bitcoin to users or the separate flat transaction fee that we are able to charge our users, or modifications by competitors to their fee models;
•	we fail to provide adequate customer service for our users and retail partners;
•	regulatory and governmental bodies in countries that we target for expansion express negative views towards cryptocurrency-related services and, more broadly, the digital financial system; or
•	we or other companies in our industry are the subject of adverse media reports or other negative publicity.

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

We have established significant operations in El Salvador. However, there are many factors that could disrupt the implementation of Bitcoin Law in El Salvador, and as a result, our operations in El Salvador. Any of such disruptions can have a negative impact on the financial position of the Company. They could jeopardize our expansion plan and be detrimental to our business. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered “currency,” or “legal tender.” Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

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

Our operations in El Salvador are subject to the following additional risks:

•	Exposure to Bitcoin volatility. While Bitcoin can be used as a speculative asset to generate significant gains, it can also generate major losses. Bitcoin pricing has fluctuated from $16,500 on December 31, 2022 to $42,000 on December 31, 2023 to $93,429 on December 31, 2024 to $87,711 on December 31, 2025, with more recent trading as of the date of this Report being around $60,000-$70,000. Holding or transacting in such an unstable asset is particularly risky for people with low incomes, who can ill afford to sustain price swings as large as 30% in a single day and may become victims of a significant collapse. If there was a significant reduction in the fair value of Bitcoin, the reduction of value of Bitcoin held in the El Salvadoran national reserves could be a destabilizing event for the country and could impact the existing Bitcoin Law. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, Bitcoin is no longer considered “currency,” or “legal tender.” Another change makes using Bitcoin entirely voluntary. Previously, the law mandated that businesses accept Bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

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

There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

•	Depletion of banking assets. In today’s El Salvador, banks connect savers and borrowers. If most Salvadorans start using Bitcoin, their savings will be stored in digital wallets away from potential borrowers who would otherwise use it to fund projects. Massive adoption of Bitcoin could drain banks of savings and raise the cost of borrowing for companies and individuals, who would face higher interest rates. If that occurs, the economy of El Salvador and implementation of the Bitcoin Law could be negatively affected.

•	Lack of transparency/money laundering. Internationally, the cryptocurrency has been used for money laundering and to facilitate illegal activities. The intergovernmental Financial Action Task Force (“FATF”) may increase monitoring of El Salvadoran banks, businesses, and other financial institutions. The FATF is the international “money laundering and terrorist financing watchdog.” It reviews countries’ anti-money laundering and counter-financing terrorism practices. If the FATF determines that a country is exposed to financial crime, the flagged country is placed on either the list of “Jurisdictions under Increased Monitoring,” known as the “grey list,” or the list of “Jurisdictions subject to a Call for Action,” known as the “black list.” When a country is placed on the grey list, it must cooperate with increased FATF monitoring. When a country is placed on the black list, the FATF urges its 39 member nations and over 200 affiliated nations to apply enhanced due diligence and impose countermeasures, such as sanctions. From an FATF regulatory perspective, El Salvador has been in full compliance, however, that may likely change after the Bitcoin Law has been fully implemented. For example, the FATF mandates that the parties engaging in virtual-asset transactions provide complete and sufficient know-your-customer information. It also requires that senders and recipients of virtual assets obtain accurate knowledge and information about “the transaction, the source of funds, and the relationship with the counterparty.” The chances of Bitcoin transactions meeting such requirements are unlikely and El Salvador may be subject to sanctions. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

•	Loss of central bank reserves. El Salvador currently carries a large debt burden (approximately 87.9% of GDP as of April 2025 according to the International Monetary Fund (“IMF”)) and has a challenging amortization schedule. To navigate this difficult fiscal environment during the pandemic, El Salvador reached out to the IMF and was approved for a 40-month arrangement under the Extended Fund Facility for El Salvador, with access to $1.4 billion and an immediate disbursement of $113 million. The IMF stipulated that the arrangement is expected to catalyze additional multilateral financial support, for a combined overall financing package of over US$3.5 billion over the program period. The IMF also declared that “the potential risks of the Bitcoin project are being addressed in line with Fund policies and with Fund advice to the authorities. Prior actions include legal reforms that have made acceptance of Bitcoin by the private sector voluntary and ensured that tax payments are made only in U.S. dollars. Transparency of the public crypto e-wallet has been strengthened, and the government plans to gradually unwind its participation in the e-wallet. Going forward, program commitments will confine government engagement in Bitcoin-related economic activities, as well as government transactions in and purchases of Bitcoin. Regulation and supervision of digital assets will be enhanced in line with evolving international best practices”. Moody’s rating agency has downgraded the country’s debt further from B3 to Caa3 on November 26, 2024, with its outlook stable; that rating has remained unchanged. Those factors may negatively affect the economy of El Salvador and disrupt the implementation of the Bitcoin Law. However, six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the modified Bitcoin Law and their impact on the Company’s operations.

•	Continued negative publicity in the media with respect to Chivo S.A. de C.V. the Chivo Ecosystem, of Bitcoin ATMs in general, or of the Company’s services could have a material adverse effect on our business. The Government of El Salvador, through Chivo operates the Chivo digital wallet. The government purchased software and related services from the Company and used this software from the launch of the Chivo digital wallet in September of 2021 until December of 2021. According to media reports, the Chivo company’s operation of the Chivo digital wallet is not subject to public reporting or auditing by a banking regulator. Therefore, there is no way for an outside observer to know that the assets held by Chivo S.A. de C.V. are sufficient to cover the liabilities (user balances) of the Chivo digital wallet. If there are negative views presented in the news about the assets held by Chivo S.A. de C.V, or of the quality of its service offerings, or its lack of transparency, or fraud, or identity theft connected with the usage of the Chivo digital wallet, or any reported problems related to the Chivo digital wallet (either the version written by the Company or any subsequent version not using the Company’s Intellectual Property), then the Company’s reputation could be damaged which may negatively affect an investment in our common stock.

•	Failure to maintain sufficient cash in Chivo branded ATMs to meet demand could have a material adverse effect on our reputation. Chivo S.A. de C.V. also directs the Company as to how much physical cash should be loaded into the Chivo ATMs in El Salvador for the purpose of ATM users retrieving U.S. Dollar currency in exchange for their Bitcoin or dollars held in the Chivo digital wallet. If for any reason, there is not sufficient physical cash loaded into a Chivo ATM to meet the total demand for such cash, the ATM will be unable to initiate additional transactions to dispense cash to a user and the user will see the machine as non-functional. This could create negative impression of the Chivo Ecosystem, of Bitcoin ATMs in general, of the Company’s services, or the Company’s reputation and negatively affect an investment in our common stock.

•	Capital flight. Bitcoin Law could facilitate a capital flight, especially during a crisis. Many emerging markets control the flow of capital in and out of their countries to avoid a macroeconomic crisis or to prevent one from worsening. However, Bitcoin can facilitate such a flight: Once dollars are converted to Bitcoin, they can easily be sent to anyone in the world, without any control or tracking. Such an event would have a negative effect on the economy of El Salvador. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See the Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

•	Environmental concerns about Bitcoin mining. The system on which Bitcoin is currently based consumes large amounts of electricity, making it particularly taxing for the environment. President Bukele believes that the country’s cheap, clean, and renewable geothermal energy from volcanoes can power Bitcoin mining rigs, thus reducing its carbon footprint. It is not clear at this time if such a solution would solve the environmental concerns.

Risks related to the custody of the private keys associated with the Chivo wallet system, including any risk of loss or compromise of such private keys.

The Government of El Salvador (or its designated Chivo wallet operator) retains custody of the private keys associated with the Chivo wallet system. The Company’s role is strictly limited to operating the ATM infrastructure and facilitating the transfer of cash from the ATMs to the banks that Chivo transacts with. We do not have custody or manage Bitcoin on behalf of Chivo or its end users. Furthermore, the Company does not have access to end users of the Chivo system. The end users who participate in the Chivo wallet system, also do not have access to the private keys to the Chivo wallet. When the end user chooses to receive Bitcoins in the Chivo wallet, the end user agrees that the Government of El Salvador (or its designated Chivo wallet operator) retains custody of the private keys associated with the wallet. Since the Company is neither the custodian of the private keys nor is the Company involved in the transactions between the end users and Chivo, any compromise or loss of these private keys could adversely affect public confidence in the Chivo wallet system, negatively affecting its reputation or brand, and consequently potentially reducing the number of transactions conducted through Chivo-branded ATMs resulting in lowering associated management fees earned by the Company. However, based on the Company’s assessment, such loss or compromise of private keys associated with the Chivo wallet system, would likely have only limited potential impact on the Company’s overall business because revenues from Chivo represent an insignificant fraction of the Company’s total operations and revenues. No assurance can be made that the impact of any reputational risk will not be of a significant nature in the future.

The Company entered into certain agreements with the government of El Salvador, for the operation and management of the Chivo branded ATMs, however such contracts do not obligate the Company to assume the risk of loss or compromise of private keys associated with the Chivo wallet system.

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

Our contracts with the El Salvador government may be negatively impacted.

We have entered into agreements with the Government of El Salvador, pursuant to which we have installed and are currently operating 194 Chivo Bitcoin ATMs in El Salvador, 14 Chivo Bitcoin ATMs at El Salvador consulates in the U.S., 29 Chivo Bitcoin ATMs in other U.S. locations, with 27 ATMs in storage (as of December 31, 2025), importing and delivering 950 Chivo POS terminals for local businesses in El Salvador to transact with bitcoin, and developing and maintaining the software for the Chivo digital wallet. Each obligation comes with its own set of operational risks in addition to risks set forth herein, including but not limited to the volatile nature of crypto assets, data breach and crypto hacks, fraud conducted by users of the services offered by the Government of El Salvador, changes in U.S. and foreign laws and regulations, talent acquisition and retention, and general economic conditions. If we fail to fulfil our contractual obligations, our agreements may be terminated which may negatively impact our financial standing and reputation. For the twelve months ended December 31, 2025, and 2024, approximately 1% and 2%, respectively, of our revenues have been from the El Salvador government through our white-label service. In December 2024, the Company entered into a new Master Services Agreement (“MSA”) and Service Level Agreement (“SLA”) with the Government of El Salvador, which expires in December 2027. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement to finalize balances owed between the parties and terminate the original MSA, Contracts and Addendums between the Company and the Department of Treasury of El Salvador. The settlement was effective as of April 2023 with full satisfaction of all obligations thereunder. Our agreements with the Government of El Salvador may also be modified or terminated by the Government of El Salvador for any reason including but not limited to regime change, additional competition, and loss of political support. Any such unfavorable change in our business operations in El Salvador, including the termination of any contracts with the Government of El Salvador, would adversely affect our revenues and profitability, and could negatively affect an investment in our shares of common stock. No white-label ATMs have been terminated by the El Salvador government through December 31, 2025. Please note that six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. See Risk Factor(s) above discussing the new rules under the provisions of the modified Bitcoin Law and their impact on the Company’s operations.

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

We are, or may in the future, be susceptible to risks arising from disruptions in crypto asset markets. Such risks could potentially result in, among other things:

•	the depreciation of investments held in us, including the depreciation in the price of our publicly-traded stock;
•	decreased user demand for our products and services;
•	financing risks to us, including relating to our ability to obtain equity and debt financing;
•	increased losses attributable to the crypto assets held by us;
•	legal proceedings and government investigations involving us or our affiliates or other third-parties with which we do business; or
•	indirect risks to our business due to any adverse impact of recent or future crypto market disruptions on our users, suppliers or other counterparties.

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

Stablecoins may not have any intrinsic value.

Tether, USD Coin, Dai and TrueUSD are examples of stablecoins. Stablecoins are crypto assets designed to have a stable value over time as compared to typically volatile crypto assets and are typically marketed as being pegged to a Fiat Currency, most commonly the U.S. Dollar, at a rate of 1:1. Stablecoins’ market cap is at $312 Billion and has a 12.69% share of the total crypto market cap as of December 31, 2025 (according to CoinGecko https://www.coingecko.com/). The largest stablecoin is Tether, which is the third largest crypto asset by market cap at $187 billion per coinmarketcap.com as of December 31, 2025. Some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing, and have also argued that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. Terra (LUNA), another stablecoin, collapsed in May 2022 due to issues with its algorithm, resulting in the stablecoin losing all value. This sent shockwaves through the crypto market, with the total market cap of crypto assets decreasing significantly during May 2022. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as crypto asset spot markets, that support stablecoins, could have a significant impact on the global crypto market.

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

We pay miner fees when transmitting crypto assets including bitcoin to customers upon completion of their purchase. In addition, we also pay miner fees when we move crypto assets for various operational purposes, such as when we transfer bitcoin between our regional wallets. However, miner fees can be unpredictable. For instance, in 2017, Bitcoin miner fees increased from approximately $0.35 per transaction in January 2017 to over $50 per transaction in December 2017. Even though Bitcoin’s miner fees have since decreased to an average of $0.30 per transaction as of February 20, 2026, if the demand for Bitcoin remains at current levels, we could experience high costs in excess of our historical performance. Although we attempt to adjust our pricing to pass through these expenses to our customers, we have in the past incurred, and expect to incur from time to time, losses associated with the payment of miner fees in excess of what we charge our customers, resulting in adverse impacts on our operating results.

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

We have considered and determined that the recent completion of Ethereum’s transition to Proof-of-Stake consensus, known as “the Merge”, has not caused Ethereum to have become a security for a variety of reasons including, but not limited to those discussed below. Consistent with the holdings in recent federal court cases involving Ripple and Terraform, we believe that whether something is an investment contract under the Howey test is a transaction-specific assessment that does not attach to the underlying object of that transaction as the underlying object of a transaction is not itself “a contract, transaction or scheme.” We therefore believe that a digital asset such as Ethereum cannot itself be an investment contract security, including after the Merge. We also believe that Ethereum is a consumable commodity that is not a security. Ethereum was used in making gas fee payments on the Ethereum Network prior to the Merge and continues to be extensively used in this capacity after the Merge. The Merge also introduced a new use for Ethereum as part of the new consensus mechanism, which provides further evidence that Ethereum is a consumable commodity and not a security. We further believe that any expectations of profit a purchaser of Ethereum may possess from their purchase depends on the overall market for Ethereum, not any identifiable “other” or issuer as required in the Howey test. Specifically, we believe that Ethereum’s value derives from the supply and demand for useful applications built on the Ethereum Network. We believe this to be the case before the Merge and continues to be the case after the Merge. We also believe that even if a holder of Ethereum expects profits based upon the action of persons directly involved in updating the Ethereum Network’s code, or in publishing new blocks of transactions on the Ethereum Network, the group of persons involved in such activities is sufficiently decentralized such that there is no “other” upon whom a purchaser could rely for Howey purposes. There were thousands of developers working on the Ethereum Network’s code before the Merge, and there continue to be today, and the same can be said of thousands of miners publishing blocks on the Ethereum Network. We therefore believe that the Ethereum Network remains “sufficiently decentralized” and that Ethereum is not a security. We have also considered that, similar to profits that could be sought from mining under proof of work, any profits realized from validating Ethereum transactions only accrue to those who affirmatively engage in validation efforts, rather than holders of Ethereum more generally. Any of these profits are also based on the validator’s own efforts to engage in validation, and not the efforts of identifiable “others” more generally. We believe Ethereum is not a security because futures contracts with Ethereum as the underlying asset continue to be offered by trading platforms regulated only by the Commodity Futures Trading Commission (CFTC), even after the Merge. In addition, we have considered generally whether the Merge may have caused Ethereum to be classified as a security under Reves or any other instrument making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act, and concluded that it did not.

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

We currently offer only Bitcoin for sale at all our ATM machines. We also operate Athena Plus for private clients and trade customers of the Company. We buy and sell Bitcoin through our Athena Plus services, but we have also facilitated transactions in other crypto assets prior to July 19, 2023. For the year ended December 31, 2025, and 2024, we had 228 and 83 Athena Plus transactions, respectively, for Bitcoin. Since July 19, 2023, we do not transact, or make offers to transact with our customers, in any crypto assets except Bitcoin.  We may offer additional cryptocurrencies in the future only if there were significant customer demand for a specific crypto asset and that crypto asset was available to us through multiple trading partners, crypto exchanges and crypto asset brokers.

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

Additionally, from time to time, we are the subject to allegations from various U.S. states that our activities constitute those of a money transmitter, and allegations that we failed to register as a money transmitter in those states. To date we have agreed to various consent orders and settlements with such states, none of which represent material amounts of penalties, assessments or fees, to settle such claims. The outcome of such ongoing and future allegations, complaints, claims and litigation cannot be predicted.

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

Although currently the use of crypto assets generally is not restricted in most countries, countries such as China and Russia have taken harsh regulatory actions to curb the use of cryptocurrencies and may continue to take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for Fiat Currency. In September 2021, China instituted a blanket ban on all cryptocurrency transactions and mining, including services provided by overseas cryptocurrency exchanges in mainland China, effectively making all cryptocurrency-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in cryptocurrency for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin or other cryptocurrencies. In January 2022, the Central Bank of Russia called for a ban on crypto asset activities ranging from mining to trading. Russia more recently plans to introduce a comprehensive crypto market regulatory framework by July 1, 2027, where qualified and unqualified investors will be allowed to buy cryptocurrencies under different rules, with qualified investors facing mandatory risk testing but no limits on most purchases. While our operations are currently limited to the U.S. and Latin America, such restrictions may adversely affect our growth potential or us if the restrictions limit the large-scale use of cryptocurrency or if the use of cryptocurrency becomes confined to certain regions globally. Such circumstances could have a material adverse effect on our business, prospects, operating results, and financial condition.

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

May states have also begun passing cryptocurrency kiosk laws, limiting the daily amount of cash that can be exchanged for cryptocurrencies, limiting the number of new Bitcoin ATMs which can be placed into service, requiring notices be placed near Bitcoin ATMs relating to potential scam and fraud risks, capping the amount of fees an Bitcoin ATM operator can charge, and in many cases, requiring the refund for fraudulent transactions (some of which only apply to first time customers). Such laws may limit the amount of revenue our Bitcoin ATMs can generate, limit our ability to expand the number of Bitcoin ATMs we operate, require us to spend significant amounts of money on signage or refunds, or otherwise reduce the amount of revenue we generate from the operation of our Bitcoin ATMs.

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

We are subject to requirements relating to data privacy and the collection, processing, storage, transfer, and use of data under U.S. federal, state and foreign laws. For example, the U.S. Federal Trade Commission (FTC) routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million-dollar settlements and multi-year agreements governing the settling companies’ privacy practices. The California Consumer Protection Act, which became effective on January 1, 2020, imposes heightened data privacy requirements on companies that collect information from California residents. If we are unable to meet any such requirements, we may be subject to significant fines or penalties. As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy laws, rules, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, and harm to our users. These consequences could materially adversely affect our business, financial condition and results of operations.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition to the United States, the Company operates in several Latin American countries that may or may not offer similar accounting treatments to some of the Company’s transactions. This could have a significant effect on the ability of the Company to offer comparable results segmented by country in the future. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.

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

From time to time we are subject to allegations and complaints that individuals or entities have used our products and services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business (including as discussed under “Legal Proceedings”). For example, we are from time to time subject to allegations from various U.S. states that our activities constitute those of a money transmitter, and allegations that we failed to register as a money transmitter in those states. To date we have agreed to various consent orders and settlements with such states, none of which represent material amounts of penalties, assessments or fees, to settle such claims. The outcome of such ongoing and future allegations, complaints, claims and litigation cannot be predicted.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures were not effective. Separately, in connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024, management identified material weaknesses in the Company’s internal control over financial reporting.

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

As of December 31, 2024, the material weakness in our internal control over financial reporting related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, certain accounts are properly reconciled, controls are properly designed and implemented and internal controls are properly monitored and functioning, and (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

We do not currently have an independent audit or compensation committee. As a result, directors have the ability, among other things, to determine each other’s level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand.

Being a public company results in additional expenses, diverts management’s attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Exchange Act. These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time-consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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

Because of the speculative nature of investment risk, you may lose your entire investment.

An investment in the Company’s securities carries a high degree of risk and should be considered as a speculative investment. The Company has a limited operating history, has not paid dividends and is highly unlikely to pay dividends in the immediate or near future. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. An investment in the Company’s securities may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high-risk investments and who can afford to lose their entire investment should consider an investment in the Company.

Future sales of our common stock, other securities convertible into our common stock, or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our Board of Directors is authorized, without shareholder approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large stockholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our founders, single major shareholder, and director control, and may may exert substantial influence over us, and their interests may differ from those of other stockholders..

Our founders, include Eric Gravengaard, who beneficially owns 27.5% of our outstanding shares of common stock, and Tom Kerestes, who beneficially owns 10.5% of our outstanding shares of common stock. Michael Komaransky is the single major shareholder who beneficially owns 37.1% of the Company.

By contrast, our directors and executive officers as a group beneficially own approximately 1.5% of our outstanding common stock.

Our majority stockholders may have interests, with respect to their common stock, that are different from other holders of our common stock and the concentration of voting power held by our majority stockholders may have an adverse effect on the price of our common stock.

As a result of their substantial ownership positions, these stockholders, acting individually, have significant influence over matters requiring stockholder approval and, if they were to act together, would be able to control the outcome of substantially all matters submitted to our stockholders for approval. Such matters may include the election and removal of directors, amendments to our certificate of incorporation and bylaws, approval of mergers, consolidations or other business combinations, the sale of all or substantially all of our assets, and other significant corporate transactions. The interests of these stockholders may differ from, or conflict with, the interests of our other stockholders.

Although these stockholders are not currently party to any voting agreement or other arrangement and are not presently acting as a “group” within the meaning of Section 13(d)(3) of the Exchange Act, they may decide to act together in the future. If they were to do so, they would likely be able to effectively control our company and significantly influence our management and affairs. This concentration of ownership could delay, deter or prevent a change in control, discourage potential acquirers from making an offer to purchase our company, or otherwise adversely affect the market price of our common stock.

In addition, this concentration of ownership may make our common stock less attractive to certain investors and could result in reduced trading liquidity or increased volatility in the market price of our common stock.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Securities analysts may not cover, or continue to cover, our common stock and this may have a negative impact on the market price of our securities.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we have engaged various non-independent analysts). We currently have no independent analysts that cover our common stock, and if any analysts do cover our common stock, they may discontinue coverage of our common stock at any time. Further, we may not be able to obtain additional research coverage by independent securities and industry analysts. If no independent securities or industry analysts continue coverage of us, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

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

On March 17, 2022, the Company learned that 1,000,000 shares of its restricted common stock owned by an existing shareholder were transferred by its transfer agent to another party. Such shares were subsequently deposited by a new holder into Depository Trust Company and some portion of said shares (approximately 50%) have been sold on the trading market. Our stock certificates representing restricted shares of common stock carry a legend that states that such shares “have not been registered under the Securities Act, and may not be sold, transferred, or otherwise disposed unless, in the opinion of counsel satisfactory to the issuer, the transfer qualifies for an exemption from or exemption to the registration provisions thereof.” The transfer took place without the Company’s knowledge, approval or required authorization. The Company immediately notified the relevant parties to cease any sales of such shares into the public market and has been assured by the new holder that no shares will be sold pending the Company’s ongoing investigation. The Company believes that even though it was an unusual event (and the Company took immediate remedial steps to ensure that the resale of such shares was immediately ceased and prevented in the future, including termination of its transfer agent), any future sale of restricted and unregistered securities without registration or an available exemption can expose the Company and its common stock to the number of adverse consequences, including: (i) regulatory scrutiny, investigations, enforcement or other actions, potentially preventing or delaying us from offering our shares or trading our stock, which could negatively impact an investment in our common stock; (ii) decline or volatility of the market price of our common stock as a result of sales of a material number of shares of our common stock in the thinly trading public market, or (iii) securities litigation targeting the Company which could result in substantial costs and which could harm our business.

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

The Company has previously obtained effectiveness of two resale registration statements on Form S-1, one which became effective on May 14, 2025, relating to the resale of 34.65 million shares of common stock by the selling stockholders named therein (the “May 2025 Registration Statement”); and one which became effective on July 2, 2025, relating to the resale of 473.87 million shares of common stock by the selling stockholders named therein (the “July 2025 Registration Statement”). Until such time as our common stock is quoted on the OTCQB or OTCQX tiers of the OTC Markets, or listed on a national securities exchange or an automated interdealer quotation system (including Nasdaq), if ever, selling stockholders may only sell shares of our common stock under the May 2025 Registration Statement at a fixed price of $0.05 per share and selling stockholders may only sell shares of our common stock under the July 2025 Registration Statement at a fixed price of $0.0493 per share. As a result, such selling stockholders will be unable to sell their shares at market prices above the fixed prices, which could discourage sales activity and reduce overall trading volume in our stock.

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

The shares of our common stock we may issue in the future and the options, warrants and other convertible securities we may issue in the future may have an adverse effect on the market price of our common stock and cause dilution to investors.

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

Our Common Stock is quoted on the OTC ID Tier of the OTC Markets under the symbol “ABIT”. The high and low sales prices of our common stock over the prior 52 weeks was approximately $0.0945 and $0.0038, respectively. As of the date of this Report, our Common Stock is quoted on the OTC ID, and it is not otherwise regularly quoted on any other over-the-counter market or exchange.

The OTC ID tier is a significantly less liquid market than a national securities exchange such as the New York Stock Exchange or Nasdaq. Trading in securities quoted on the OTC Markets is often limited and sporadic, with low daily trading volumes, significant price volatility, and wide bid-ask spreads. As a result, stockholders may find it difficult to sell their shares at desired times or prices, or at all. Limited liquidity may also contribute to substantial fluctuations in the market price of our Common Stock, which may not be related to our operating performance or financial condition.

Because of these factors, investors in our Common Stock may experience difficulty in reselling their shares and may incur substantial losses if they need to sell their shares at a time when market demand is limited.

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

Our business operations and financial condition are subject to regulatory developments and government action on climate change. Governments across the world are responding to climate change by adopting ambitious climate policies as public awareness of and concern about climate change continues to grow. Government climate policies include the enactment of circular economy regulations, regulating greenhouse gas (“GHG”) emissions, carbon pricing and increasing energy and fuel costs. Increased fuel and energy prices and taxes and pricing of GHG emissions could make it more expensive for us to power our networks and operations and may also result in our being subject to carbon emission taxation, which would drive medium-to-long term increases in our operational costs. In addition, there are initial capital costs that we will have to incur as we transition towards the use of renewable energy across our operations.

There could also be medium-to-long-term increases in our operational costs due to changing levels of precipitation, increased severity and frequency of storms and other weather events, extreme temperatures and rising sea levels, which could cause potential damage to vital infrastructure and utilities. Increased risk of flooding to low-lying facilities and infrastructure due to longer-term increases in precipitation patterns could increase operating costs to maintain and/or repair facilities and network equipment. Decreased precipitation and rising and extreme temperatures could generate drought conditions that could create an increased burden to local power and water resources, which are required to operate our cooling infrastructure. In addition, these climate change impacts could also result in drops in productivity or increased operational costs for our vendors, which, in turn, may be passed on to us, which could harm our business, financial condition, results of operations, cash flows or prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Identifying, assessing, and managing material risks associated with “cybersecurity threats,” as such term is defined in Item 106(a) of Regulation S-K, is important to Athena Bitcoin. Among the risks we strive to address and mitigate are the disruption of our business operations and the loss of personal and confidential data due to cybersecurity incidents, fraud, or extortion.

We integrate the identification, assessment, and management of cybersecurity risks into our overall risk management systems and processes. We detect and address such risks from cybersecurity threats in several ways, including through third-party assessments, internal governance, risk and compliance, participation in industry groups to obtain intel, IT audits, and IT security reviews. To protect against, detect, and respond to cybersecurity incidents, we, among other things, leverage intrusion prevention and detection systems, perform penetration testing, conduct employee training, monitor emerging laws and regulations related to data protection and information security, and implement appropriate changes to comply with the identified emerging laws and regulations. To effectuate these processes, we regularly engage third-party auditors and advisors to assess our cybersecurity programs and ensure compliance with applicable guidelines, standards, and industry best practices.

Senior management are responsible for implementing these security measures, as well as being involved in all aspects of cybersecurity incident response and data breach management processes. Our incident management plan provides a roadmap for responding to and categorizing incidents. Our IT and cybersecurity teams collaborate with other company stakeholders to develop strategies for mitigating and responding to identified cybersecurity events.

Our cybersecurity threat and risk management processes also involve assessing third-party risks. We maintain a Vendor Management Policy pursuant to which we assign a risk rating and assess third-party risks by conducting cybersecurity due diligence on our vendors, suppliers, and other entities with whom we do business. Due diligence includes, as appropriate, either requiring proof of security standard compliance or satisfactory responses to our Vendor Assessment Security Questionnaire. We also evaluate the cyber practices of, and cybersecurity risks associated with, the engagement of third-party service providers, including when we negotiate cybersecurity and data privacy contract terms, such as those relating to information security and audit rights.

Although we constantly evaluate cyber risks, we are unaware of any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial conditions.

Item 2. Properties

We lease approximately 5,075 square feet of space in Miami, Florida, located at 1 S.E. 3rd Avenue, Miami, Florida 33131. Monthly lease payments for the Miami office are currently approximately $22,000, and the rental cost increases yearly to approximately $25,500 through the end of the lease term, December 31, 2029. We also pay our portion of shared expenses of the property.

The Company has short-term storage, office, and warehousing contracts in Illinois and Florida for approximately 1,750 square feet. We also lease approximately 3,650 square feet of space in El Salvador with monthly lease payments of approximately $7 thousand.

We maintain international offices or co-working facilities in Colombia and Argentina.

We believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings

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

The Company disputes the allegations and continues to vigorously defend against them. Accordingly, the Company filed with the Court on February 9, 2024, a motion to dismiss Lozano’s complaint. The Court granted the Company’s motion in part and denied in part, dismissing two of the five causes of action. The Company proceeded to file its counter-complaint against Plaintiff who presented his answer on October 6, 2024. The potential loss related to the identified claim is between $0 and $1.4 million and the issuance of 270,000,000 shares of common stock valued at $27.0 million, the amount of damages that Lozano is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The Company does not believe that it is probable that liability has been incurred as of December 31, 2025 and December 31, 2024, related to this lawsuit. Currently, trial is scheduled for March 21, 2026.

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

On August 20, 2024, Keon Jackson (“Jackson”), an individual, commenced what was entitled as a “Class Action Complaint” against Athena, filed at the US District Court for the Northern District of Florida (the “Court”). The complaint alleges receipt of unwanted telemarketing text messages in contravention to Federal and State statutes while seeking class certification status. The claim by Jackson is for the award of the statutory amounts as established in the corresponding statutes. On June 18, 2025, the Court issued an Order Granting Motion for Class Certification. Additionally, on July 16, 2025, the Court entered an Order granting in part and denying in part Jackson’s motion for summary judgment. The Court did grant Jackson’s summary judgment under the Florida Telephone Solicitation Act (“FTSA”), in 4,512 instances and where this statute establishes a penalty of $500 per instance. The Court did not adjudicate at that time if violations occurred under the federal Telephone Consumer Protection Act of 1991 (“TCPA”), and such question will be decided in a trial on the merits. However, on December 22, 2025 the parties signed a Settlement Terms Sheet with a structured settlement with a total payment of $4.5 million which is currently subject to preliminary and final Court approval.

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

After removing the case to Federal Court, the case got remanded to State Court as Carew filed an amended complaint removing all class action allegations and becoming a sole plaintiff. Carew then filed a second amended complaint on July 16, 2025 at the State Court where she is still the sole plaintiff. A motion to dismiss filed by Athena has been denied in part, for which the remaining causes of action persist. Athena filed its pleadings on January 16, 2026.

The Company disputes the claims and believes that the allegations are based on flawed legal theories and incorrect factual assumptions, and the Company intends to vigorously defend itself against these claims and allegations including the possibility of asserting counterclaims against Carew. Although the outcome of any litigation is inherently uncertain and may be materially adverse, based on current information, our management does not expect this litigation to have a material adverse effect on our financial condition and results of operations.

On January 21, 2025, Girma Yilma on behalf of himself and all others (“Yilma”), filed a complaint that includes class action allegations, against Athena, and two other retail establishments as defendants, filed at Colorado’s Arapahoe County District Court. The complaint against the Company alleges negligence and violations to various Colorado statutes such as its consumer protection act, civil theft, unjust enrichment, negligence and negligent design. As in the previous two cases filed by the same plaintiff’s law firm, it alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond to what the Company already has in place. The claim by Yilma against the Company is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief.

Athena filed a motion to compel arbitration on March 21, 2025. After the Court was fully briefed, the case was administratively closed and referred to obligatory arbitration on August 13, 2025. Yilma initiated the arbitration proceedings under JAMS as established in Athena’s Terms of Service. In JAMS the parties reached a confidential settlement agreement, where the mutual considerations have been completed including the termination of all proceedings with prejudice.

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

On February 6, 2025, Diane Reynolds on behalf of herself and all others (“Reynolds”), an individual, filed a complaint that includes class action allegations, against Athena and another codefendant, filed at the Circuit County Court of Montgomery in Maryland. The complaint was served upon Athena on March 24, 2025. The complaint against Athena alleges violations to Maryland’s Safe Act, negligence, product liability because of defective design, and violation of the State’s Consumer Protection Act. Similar to the previous akin cases, (i.e., the cases above of S.M. filed on September 9, 2024 and Girma Yilma filed on January 21, 2025) but using a different law firm this time, Reynolds alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Reynolds against Athena is for an undetermined amount of compensation (which cannot exceed $5.0 million under the Class Action Fairness Act of 2005) as well as injunctive relief. The case was removed to the United States District Court for the District of Maryland, where Athena filed a Motion to Dismiss on May 23, 2025, which is currently pending a decision by the Court.

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

Despite the pair of requests for information and production of documents, Athena has not been served with, nor is it aware of any, civil action filed against it by Iowa similar to those of the Competitors. Athena continues to cooperate with any information requests as appropriate.

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

On September 8, 2025, the District of Columbia (the “District”), through the Office of the Attorney General, filed a complaint against Athena in the Superior Court of the District of Columbia Civil Division. Pursuant to the complaint, the District alleged that Athena failed to disclose excessive fees and to protect consumers in violation of the District’s Consumer Protection Procedures Act (“CPPA”) and Abuse, Neglect, and Financial Exploitation of Vulnerable Adults and the Elderly Act (the “Financial Exploitation Act”). Specific causes of action include allegations of (1) deceptive trade practices in violation of the CCPA; (2) unfair trade practices in violation of the CCPA; and (3) violations of the Financial Exploitation Act. The lawsuit seeks a declaratory judgment that Athena violated the CPPA and Financial Exploitation Act; a permanent injunction enjoining Athena from violating the Financial Exploitation Act and CPPA, and requiring Athena to (a) remove unconscionable contract terms, including its no-refunds policy, its cap on refunds, and its liability limitation clauses; (b) fully disclose all transaction fees, including the actual percentage markup above the market rate, at the point of sale before consumers insert cash; and (c) institute and implement adequate fraud prevention measures, including appropriate daily and monthly transaction limits and effective fraud detection protocols; enjoin Athena from engaging in money transmissions in the District of Columbia until Athena has required licenses; order Athena to pay damages and restitution for the entire transaction amounts it is alleged to have collected in violation of the CPPA and Financial Exploitation Act; order Athena to pay damages and restitution, for all undisclosed fees it collected within the District in violation of the CPPA and Financial Exploitation Act; award civil penalties of $10,000 for each violation of the Financial Exploitation Act; award civil penalties of $5,000 for each violation of the CPPA; and award the District the costs of the action and reasonable attorneys’ fees. On October 31, 2025, Athena Bitcoin filed a motion to dismiss and is currently awaiting the Court’s decision after the matter has been fully briefed by all the parties involved and a hearing is scheduled for March 17, 2026, for its oral arguments.

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

At this stage, Athena is unable to predict the outcome of this litigation or reasonably estimate the potential loss or range of loss, if any. The Company intends to vigorously defend itself against these claims and allegations. As the case has just commenced, Athena has secured counsel in accordance to the indemnity provisions of the agreement between itself and codefendant PSBC.

On November 6, 2025, plaintiff Chris Vaughan filed a putative nationwide class action complaint against Athena Bitcoin in the United States District Court for the Southern District of Florida. The complaint names only Athena Bitcoin as defendant and asserts claims under the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), Fla. Stat. §§ 501.201 et seq., and what plaintiff terms the “Florida Financial Exploitation of Vulnerable Adults Act,” Fla. Stat. § 825.103. Plaintiff alleges that Athena Bitcoin operates Bitcoin ATMs (“Kiosks”) nationwide and has imposed excessive and insufficiently disclosed fees through fee-inclusive exchange rates, misleading or incomplete disclosures, and unfair refund practices, including with respect to scam victims and vulnerable consumers. The putative class consists of all persons in the United States who, during the applicable statute of limitations, used an Athena kiosk to purchase cryptocurrency and were charged a “Kiosk Fee.” Plaintiff seeks injunctive relief, restitution, disgorgement, damages, civil penalties, and attorneys’ fees and costs. As of the date of this letter, Athena Bitcoin has engaged counsel and is moving to file an initial motion to dismiss the case. Still, at this early stage, Athena Bitcoin is unable to predict the outcome or reasonably estimate the potential loss or range of loss, if any.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently quoted on the OTCID Market operated by OTC Markets Group, Inc. under the symbol “ABIT”. The sale prices of our common stock on the OTCID Market are insignificant and therefore, do not represent a reliable indication of the fair market value of these shares. The following table sets forth the high and low closing-bid quotations for our common stock as reported on the OTC Pink Market for the periods indicated. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. The OTC Markets Quotation System is a quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The market is limited for our stock and any prices quoted may not be a reliable indication of the value of our shares of common stock.

For the year ended December 31, 2024	High	Low
First Quarter	$0.340	$0.0801
Second Quarter	$0.151	$0.0676
Third Quarter	$0.080	$0.0363
Fourth Quarter	$0.264	$0.0208

For the year ended December 31, 2025	High	Low
First Quarter	$0.105	$0.0225
Second Quarter	$0.075	$0.0300
Third Quarter	$0.065	$0.0121
Fourth Quarter	$0.038	$0.0067

Holders of Record

As of March 6, 2026, we had 4,095,009,545 shares of our common stock issued and outstanding held by approximately 185 shareholders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

We have not paid, nor declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to limitations imposed by state law.

Prior to November 24, 2025, the terms of the Senior Secured Loan Agreement related to the Amended and Restated Convertible Debenture dated May 15, 2023 precluded us from paying dividends without the written consent of KGPLA, until such time as our $3.0 million Secured Convertible Debenture is paid in full. As of November 24, 2025, the debenture was paid in full.

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Issuer Purchases of Equity Securities

None

Item 6.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this Report for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information on the forward-looking statements included below.

Summary of Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the twelve-month periods ended December 31, 2025 and 2024.
•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
•	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Our mission is to connect the world’s cash to the new global digital financial system. We believe that providing the world with access to crypto assets will help transform the international financial order by providing the unbanked and billions of others in the world with a connection to a new global digital financial system that is more accessible, efficient and transparent than the legacy financial system.

Athena Bitcoin ATMs and Athena Plus

In order to achieve our mission, we are focused on developing, owning, and operating a global network of Athena-branded Bitcoin ATM machines, which are free standing kiosks that permit customers to buy or sell crypto assets in exchange for cash (banknotes) issued by sovereign governments - often referred to as fiat currencies. We utilize purchasing algorithms and other proprietary systems to manage crypto assets to ensure that we are able to meet consumer demand for crypto assets.

We have become one of the largest Bitcoin ATM operators in the United States and Latin America by installing ATMs in strategic locations that seek to maximize the ability to provide crypto assets to customers. These locations include convenience stores, shopping centers, and other easily accessible locations in urban, suburban and rural locations. Our network presently includes Athena Bitcoin ATMs in 33 U.S. states, the U.S. territory of Puerto Rico and four countries in Latin America. See table below for our ATM breakdown by country and type, as of December 31, 2025.

ATMs BY COUNTRY AND TYPE

Country	Number of Athena Bitcoin ATMs (as of December 31, 2025)		Type of Fiat Currency
	Total	Two-Way
United States	2,903*	-	U.S. Dollar
El Salvador	27	24	U.S. Dollar
Argentina	6	6	Argentine peso
Colombia	15	15	Colombian peso
Mexico	2	2	Mexican peso
Total	2,953	47

*Excludes Chivo-branded Bitcoin ATMs which the Company operates on behalf of the Government of El Salvador for Chivo as white-label service.

Customers can purchase as little as $1 of Bitcoin but normally choose between $100 and $1,000 using Athena Bitcoin ATMs. The typical ATM that the Company operates is about 5-feet tall and features a large touchscreen for customer interaction. The customer typically needs to have a wallet application on their smart phone to buy or sell Bitcoin on our Bitcoin ATM. To initiate the transaction, the customer will follow the steps prompted on the screen. When a customer is buying Bitcoin, the machine will require the customer to insert paper Fiat Currency since our Bitcoin ATMs do not accept debit or credit cards. When the transaction is complete, a receipt will print showing exactly how many crypto assets have been bought and the receiving address. The Company’s Bitcoin ATMs do not contain the crypto asset’s private key. The Company sells Bitcoin from cloud-based wallets in each country, enabling real-time supply of crypto assets to its customers.

We offer Bitcoin for sale at all of our Bitcoin ATM machines. For the years ended December 31, 2025 and 2024, we completed 213,683 and 185,789 transactions in Bitcoin through our Bitcoin ATMs, respectively.

The Company buys most of its crypto assets through automated purchases on crypto exchanges and with digital assets trading firms based on algorithms the Company has developed for balancing its holdings with anticipated demand. The Company is also active in the over-the-counter dealer market and has bilateral relationships with several large crypto asset trading desks. We replenish our supply of Bitcoin, multiple times daily as needed, and hold Bitcoin in our wallet to sell to users of our Bitcoin ATMs. On average, we sell our holdings of Bitcoin within 2 days of purchase. We only transact in Bitcoin at our machines. We strive to keep holding periods short to reduce the effect of changes in Bitcoin/U.S. Dollar exchange rates on our business and to maximize our working capital. We do not invest or have long term holdings of any crypto currency.

We charge a fee for Bitcoin transactions through our Athena Bitcoin ATM, equal to the prevailing price at U.S.- based exchanges plus a markup that typically ranges between 13% and 28%. The prices shown to customers on our Bitcoin ATM are inclusive of this price spread and are calculated by multiplying the prevailing price level of crypto asset by one plus the markup. The markup varies by location. It is determined by a proprietary method that is maintained as a trade secret. Our revenues associated with our ATM transactions are recognized at the time when the crypto asset is delivered to the customer’s wallet.

For the years ended December 31, 2025, and 2024, the average markup on Bitcoin sold was 24% and 22%, respectively.

We offer bitcoin for sale at all of our Bitcoin ATM machines. We also buy bitcoin at some of our Bitcoin ATM machines (also known as two-way ATMs). The cash withdrawal limit from our two-way Bitcoin ATMs is $2,000 per transaction (maximum of $1,000 in California). We replenish or withdraw fiat currencies at our Bitcoin ATMs twice a week or depending on usage, using bonded security companies.

Between January 1, 2022, and December 31, 2025, Bitcoin’s price exhibited significant fluctuations. In early 2022, Bitcoin’s price was around $47,459 by the end of March, before declining to approximately $29,000 by May 11, 2022. The downward trend continued, with the price falling below $23,000 in June 2022. By the end of 2022, Bitcoin’s price was under $20,000. In 2023, Bitcoin’s price rose consistently, ending the year at $42,258. In 2024, Bitcoin’s price continued to rise, reaching a then all-time high of $106,147 on December 17, 2024. By December 31, 2024, the price was approximately $93,425. As of February 20, 2026, the price of Bitcoin was $67,711 and as of December 31, 2025, the price of Bitcoin was $87,711. On August 14, 2025, Bitcoin reached an all-time high price of $124,457. Refer below for a graph from statista.com of the price of bitcoin from January 1, 2022 through December 31, 2025. This shows the fluctuations of the price of bitcoin over time.

BITCOIN PRICE

*Through February 1, 2026

Bitcoin closing prices every 3 months from January 1, 2022 through February 1, 2026. Data source: Stooq Bitcoin historical quarterly data.

We believe that we are in the early stages of the new digital financial order system and that as crypto asset use cases expand and there is more worldwide adoption, the fluctuations in volume and price will decrease. Our focus is on prioritizing growth, especially in geographic areas where consumers are restricted from accessing the global financial system.

The Company has been active in increasing its geographic presence by expanding its Athena Bitcoin ATM Fleet. Refer below for a chart showing the active Athena Bitcoin ATMs from December 31, 2017, through December 31, 2025.

TOTAL ACTIVE ATMS OVER TIME

Number of Bitcoin ATMs by Year

Year	2017	2018	2019	2020	2021	2022	2023	2024	2025
# of Bitcoin ATMs	65	64	59	137	392	445	1,829	3,111	2,953

ATMs, by location, are presented below as of December 31, 2025.

ATMs BY LOCATION

Country	Number of Athena Bitcoin ATMs (as of December 31, 2025)		Type of Fiat Currency
	Total	Two-Way
United States	2,903*	-	U.S. Dollar
El Salvador	27	24	U.S. Dollar
Argentina	6	6	Argentine peso
Colombia	15	15	Colombian peso
Mexico	2	2	Mexican peso
TOTAL	2,953	47

*Excludes Chivo-branded ATMs which the Company operates on behalf of the Government of El Salvador for Chivo as white-label service.

Athena Plus (Over-The-Counter or OTC)

The Company also offers personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets. Our Athena Plus service allows us to assist crypto asset buyers and sellers who wish to use their bank accounts. Through Athena Plus, we also generate revenue by selling Bitcoin directly to institutional traders, individuals and organizations. These transactions are typically completed telephonically for amounts that exceed $10,000 U.S. Dollars. The Company utilizes Bitcoin on hand and additional purchases, if necessary, to provide Bitcoin for the transaction. We charge a fee for Bitcoin transactions equal to the prevailing price at U.S.-based exchanges plus a markup.

White-label Service

The Company, as part of its strategy to expand globally, began working with the Government of El Salvador in late June 2021 to support the implementation of its Bitcoin Law. Six articles of the Bitcoin Law were modified, and three others were repealed as of January 29, 2025. Under the new rules, bitcoin is no longer considered “currency,” or “legal tender.” Another change makes using bitcoin entirely voluntary. Previously, the law mandated that businesses accept bitcoin for any goods or services they provided. Additionally, Bitcoin can no longer be used to pay taxes or settle government debts. These changes are not expected to harm our operations because our Bitcoin ATM services in El Salvador do not depend on compulsory Bitcoin usage; rather, they cater to organic consumer demand. We believe demand for Bitcoin transactions will continue to be driven by individuals who choose to use Bitcoin. Our role as an ATM operator for Chivo remains unchanged whereby we continue to manage the Bitcoin ATMs on the government’s behalf under our fixed-fee service arrangement.

The government is also stepping back from its involvement in Chivo Wallet, the state-backed digital wallet, by either transferring it to private sector management or terminating the program, as part of the country’s agreement with the International Monetary Fund. We believe this development may open opportunities for private companies (including the Company) to fill any service gaps left by the government’s reduced role. We have assessed the impact of the legislative changes and the Chivo transition, and do not foresee a negative impact on our business, in part because our existing ATM operations and customer base in El Salvador are expected to continue without disruption. There is no assurance that our assessment may not change depending on any future legal, political or economic changes in El Salvador.

We operate Bitcoin ATMs on behalf of the Government of El Salvador. These Bitcoin ATMs are owned by the Company. This white-label service is comprised of installing the machines for the customer and ensuring that the machines are operating in a way that they can be used by the Government of El Salvador and their users. To achieve this, the Company is responsible for loading and unloading cash, setting up the network, performing repairs and maintenance and other responsibilities to ensure that the machines are operating as intended. We charge a fixed monthly fee to operate these ATMs, as well as an additional fixed price for specific services that are required. The additional fixed price for specific services required is less than 1% of total revenue earned for the fixed monthly fee. The fixed price covers Athena’s cost plus a reasonable profit margin. The Company charges a separate fixed fee for installation of the Bitcoin ATM as determined by the contract. The Company also charges a fixed fee each month for operating the Bitcoin ATM. The Company does not sell crypto assets directly to the users of the Bitcoin ATM.

When a user purchases Bitcoin from a Chivo-branded Bitcoin ATM, the ATM delivers the Bitcoin to the address selected by the user. This may be a Chivo wallet or any other wallet address, including a non-custodial wallet.

•	Holder of Private Keys: If the user chooses to receive the Bitcoin in a Chivo wallet, then the Government of El Salvador (through the Chivo wallet system) retains custody of the private keys associated with that wallet. The Chivo wallet is a custodial wallet, meaning the end user does not have direct access to the private keys. In that scenario, the Government (or its designated Chivo wallet operator) has control over the crypto assets after delivery.

However, users are not required to use a Chivo wallet. If the user inputs a non-custodial wallet address, the Bitcoin is delivered directly to that wallet, and the user retains sole control of the associated private keys. In all cases, regardless of the destination address, the Company never holds or has access to the private keys for Bitcoin purchased by users at the ATMs. Our role is strictly limited to operating the ATM infrastructure and facilitating the transaction; we do not have custody or manage digital assets on behalf of users.

•	Method of Key Storage (Chivo Wallets): For transactions involving delivery to Chivo wallets, whereby the Company is not the custodian and does not have access to the Chivo wallet infrastructure, it is our understanding that the Government of El Salvador uses a combination of hot wallets (for real-time liquidity and immediate delivery) and potentially cold or multi-signature storage for operational security. Because transactions through Chivo ATMs require near-instantaneous delivery, the Chivo system maintains hot wallet liquidity to fulfill those transactions. The Company does not oversee or participate in the management of these storage practices.

The Government of El Salvador has title to the private keys to the crypto assets. However, the Company acts as the custodian for the cash in the ATM machine as well as cash that is in-transit.

In 2021 and 2022, we installed a total of 200 Chivo Bitcoin ATMs in El Salvador, 10 Chivo Bitcoin ATMs at El Salvador consulates in the U.S. and 45 Chivo Bitcoin ATMs in other U.S. locations. The Company has not installed any new white-label ATMs in fiscal years 2024, 2025 or during 2026 to date. The Company provided no services related to the Chivo ecosystem in fiscal years 2024, 2025 or during 2026 to date.

Ancillary

The Company engages in services as part of its mission to bring the new digital financial system to the world. This includes the sale of point-of-sale terminals (“POS Terminals”) and developing and supporting crypto ecosystems. In 2021, the Company agreed to develop the Chivo Ecosystem for El Salvador. The Chivo Ecosystem acts as the interface to El Salvador’s Bitcoin Digital Wallet for El Salvador and its users. The Company’s contract to develop the Chivo Ecosystem ended December 31, 2021.

The Company, due to contingencies related to not having title of the intellectual property in 2021 that serves as the foundation of the Chivo Ecosystem, did not recognize revenue in 2021. The contingency was lifted in 2022 when the Company obtained the right to use the intellectual property. The Company recognized revenue related to the development of the Chivo Ecosystem when the contingency was lifted. The Company anticipates no further revenue related to the Chivo intellectual property and ecosystem.

Key Performance Indicators and Non-GAAP Financial Measure and Trends

Athena Bitcoin ATMs

The number of Athena Bitcoin ATMs decreased from 3,111 to 2,953 or 5% from December 31, 2024 to December 31, 2025.

Transactions

Median ATM transaction size for Bitcoin decreased from $150 to $105, or 30% while the number of transactions increased from 185,789 to 213,683, or 13% during the twelve months ended December 31, 2024 and 2025, respectively.

Median OTC transaction size for all crypto assets decreased from $40,661 to $12,290 or 70% while the number of transactions increased from 83 to 288 or 247% during the twelve months ended December 31, 2024 and 2025, respectively.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial measure. We define Adjusted EBITDA as net earnings attributable to Athena Bitcoin Global stockholders plus the following items: interest expense, fees on virtual vault services; income tax expense (benefit); one-time expenses (loss on extinguishment of debt and credit loss); and depreciation and amortization. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The Company believes that Adjusted EBITDA is a more relevant supplemental measure of performance than other GAAP performance measures. Adjusted EBITDA is a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management presents the non-GAAP financial measure of Adjusted EBITDA because it considers this to be an important supplemental measure of performance. Management believes that this non-GAAP financial measure provides additional insight for analysts and investors evaluating the Company’s financial and operational performance by providing a consistent basis of comparison across periods.

ADJUSTED EBITDA

(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024

Net (loss) income	$(6,034)	$10,284
Adjusted to exclude the following:
Interest expense	745	1,884
Fees on virtual vault services	1,580	2,059
Income tax (benefit) expense	(655)	4,733
One-time expenses
Loss on extinguishment of debt	5,283	–
Credit loss	–	798
Depreciation and amortization	9,506	5,173
Adjusted EBITDA	$10,425	$24,931

Key Factors Affecting Our Performance

The performance of our business operations has been and will continue to be affected by a number of factors, including;

•	The price and volatility of crypto assets
•	Adoption of crypto assets as a medium of exchange by merchants and their trading partners
•	Adoption of crypto assets as a store of value by investors
•	That total number of Bitcoin ATMs could reach a saturation in the markets where the Company operates, and the demand, as measured on a per Bitcoin ATM basis, would decrease
•	Investments made by the Company, including in new technologies and strategic acquisitions
•	The ability to determine the transaction fee for Bitcoin ATM transactions
•	The Company’s product and service offerings, including potentially increasing its white-label service offerings.
•	Regulations in U.S. and international market
•	Access to supply of new Bitcoin ATM machines from third-party manufacturers

Components of Results of Operations

Consolidated Balance Sheets

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash maintained at various financial institutions, cash in transit, and cash in Bitcoin ATMs owned and leased by the Company.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. The Company has deposits in excess of the FDIC-insured limit. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk due to the financial position of the depository institutions, third-party crypto exchanges or investment vehicles in which those deposits are held. The Company has significant cash in Bitcoin ATMs, held on various third-party crypto exchanges and in transit with cash logistic providers. Cash in transit consists of cash that is picked up by armored truck companies from the Company’s Bitcoin ATMs but not yet deposited in the Company’s bank accounts. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

Crypto assets held

The Company’s crypto assets are Bitcoin and Stablecoins and they are considered indefinite-lived intangible assets and are initially measured at cost and are not amortized. As intangible assets, Bitcoin and Tether held are initially recorded at cost. However, effective as of January 1, 2025, the Company began measuring crypto assets held at their fair value. The Company determines the fair value of its Bitcoin based on quoted (unadjusted) prices on CoinMarketCap.

The Company purchases Bitcoin, which is held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in Bitcoin prices. As of July 19, 2023, the Company only transacts in Bitcoin at its Bitcoin ATMs in exchange for cash, on a predetermined markup at the time of the transaction. However, there may be multiple days between the purchase of the Bitcoin and the sale of the Bitcoin. When Bitcoin is sold to customers, the Company relieves the adjusted cost basis of the crypto asset, net of impairments/unrealized gains and losses, on a first-in, first-out basis within cost of revenue.

Property and equipment

Property and equipment is mostly composed of ATM equipment which is depreciated over a three year period.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Revenue

Athena Bitcoin ATM

We generate the majority of our revenue from the sale of bitcoin through our network of ATM machines. The Company generated 97% and 96% of its revenue from Bitcoin ATM sales for the years ended December 31, 2025 and 2024, respectively. The Company recognizes revenue at the point in time when the customer receives the crypto asset. The revenue recognized is the gross transaction amount of crypto assets sold. Revenue is primarily correlated with transaction volume.

Athena Plus

We generate revenue from selling crypto assets to institutional traders and organizations. These are typically done via the phone. The Company generated 2% and 2% of its revenue from Athena Plus for the years ended December 31, 2025 and 2024, respectively. The Company recognizes revenue at the point in time when the customers receive the crypto asset. The revenue recognized is the gross transaction amount of crypto assets sold. Revenue is primarily correlated with transaction volume.

White-label Service

We generate revenue by installing and operating Bitcoin ATMs on behalf of third parties. Operating responsibilities include providing the ATMs, loading and unloading cash, setting up the network, repairs and maintenance, and software upgrades, if necessary. The Company generated 1% and 2% of its revenue from white-label service for the years ended December 31, 2025 and 2024, respectively. We charge a fixed monthly service fee to operate these machines. We also charge customers an additional fixed price for certain services, which is an insignificant part of the total revenue for white-label service (less than 1%). The Company does not sell crypto assets to these customers. The Company recognizes the monthly service fee over the term of the service contract.

The Company permits the customer to terminate the white-label service contract for specific ATMs as well as in total at any point during the contractual term for no penalty. As a result, the contracts for each ATM are considered month to month.

Ancillary

The Company is actively engaged in looking into other revenue streams that may aid our mission to connect the world with the new global digital financial system. We have engaged in projects such as developing software that may help customers manage their crypto assets as well as selling POS Terminals to customers.

Through December 31, 2025, the ancillary revenue stream has been sporadic and immaterial. The Company generated less than 1% of its revenue from these other revenue streams for the years ended December 31, 2025 and 2024.

Cost of Revenues

Cost of revenues consists primarily of expenses related to the acquisition of crypto assets (including the costs to purchase crypto assets from users in our ATMs and from third-party exchanges). The acquired crypto asset is recorded at cost of acquisition, i.e., it is inclusive of any surcharge or markdown. The Company commonly acquires crypto assets through third-party dealers and exchanges, as well as purchasing crypto assets from customers through our two-way ATMs. The Company assigns the costs of crypto assets sold in its revenue transactions on a first-in, first-out basis.

The crypto assets acquired are initially measured at cost and subsequently measured at fair value, with changes in fair value recorded in net income in each reporting period. The change in fair value is reflected in cost of revenues in the consolidated statement of operations and comprehensive income. The Company, through its proprietary knowledge rarely holds crypto assets for more than 2 days, reducing this risk.

Additionally, cost of revenues includes the cost of installing the Bitcoin ATMs, the costs of operating the Bitcoin ATMs from which crypto assets are sold (including the associated rent expense, related incentives, Bitcoin ATM cash losses, software licensing fees for the ATMs, depreciation, general liability insurance, and utilities), fees paid to service the Bitcoin ATM machines and transport cash to the banks, and outsourced customer support staff for white-label services.

Operating Expenses

The Company’s expenses consist of general and administrative, sales and marketing, technology and development and other operating expenses.

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

Technology and Development

Technology and development costs are expenses incurred to develop the Company’s other revenue streams, primarily software.

It is expected that the technology and development expenses will increase over the next several years to support our expanding activities and the commercialization of other products and services. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure and the need for additional servers.

Other Operating Expenses

Other operating expenses consists of fees related to immigration of employees and other employee transition expenses.

Interest Expense

Interest expense consists of interest expense and includes amortization of debt discount and issuance costs.

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

Other (Income) Expense

This includes foreign currency transaction gain/loss and penalties as applicable.

Income Tax Expense

The Company was taxed as a partnership for U.S. federal and state income tax purposes for tax years prior to 2020. There is no provision for income taxes for those years.

For periods after 2020 income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated statements of operations and comprehensive income (loss).

The Company accrues liabilities for uncertain tax positions that are not, more likely than not, to be sustained upon examination as of December 31, 2025 and 2024. Interest and penalties related to uncertain tax positions are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company had no unrecognized tax benefits as of December 31, 2025 and 2024, that if recognized, would affect its annual effective tax rate.

Results of Operations

The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Years Ended December 31, 2025 and 2024

The table below sets forth, for the periods presented, certain historical financial information.

	For the years ended
	December 31, 2025	December 31, 2024	$ Change	% Change
	(in thousands)

Revenues	$234,597	$285,391	$(50,794)	(18%)
Cost of revenues	209,759	247,391	(37,632)	(15%)
Gross profit	24,838	38,000	(13,162)	(35%)

Operating expenses:
Technology and development	1,553	1,351	202	15%
General and administrative	16,399	10,513	5,886	56%
Sales and marketing	1,573	1,898	(325)	(17%)
Credit loss expense	–	798	(798)	(100%)
Litigation expense	3,460	3,000	460	15%
Other operating expense	836	1,149	(313)	(27%)
Total operating expenses	23,821	18,709	5,112	27%

Income from operations	1,017	19,291	(18,274)	(95%)

Interest expense	745	1,884	(1,139)	(60%)
Fees on virtual vault services	1,580	2,059	(479)	(23%)
Loss on extinguishment of debt	5,283	–	5,283	100%
Other expense	98	331	(233)	(70%)
(Loss) income before income taxes	(6,689)	15,017	(21,706)	(145%)
Income tax (benefit) expense	(655)	4,733)	(5,388)	(114%)
Net (loss) income	$(6,034)	$10,284	$(16,318)	(159%)
Basic (loss) earnings per share	$(0.00147)	$0.00251	$(0.00398)	(159%)
Diluted (loss) earnings per share	$(0.00147)	$0.00236	$(0.00383)	(162%)
Weighted average shares outstanding – Basic	4,095,009,545	4,094,816,668	192,877	–
Weighted average shares outstanding – Diluted	4,095,009,545	4,466,443,337	(371,433,792)	(8%)

Comprehensive (loss) income
Net (loss) income	$(6,034)	$10,284	$(16,318)	(159%)
Foreign currency translation adjustment, net of tax	(29)	14	(43)	(307%)
Comprehensive (loss) income	$(6,063)	$10,298	$(16,361)	(159%)

Revenues

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Revenue by stream
Athena Bitcoin ATM	$226,475	$274,954	$(48,479)	(18%)
Athena Plus (OTC)	4,336	4,977	(641)	(13%)
White-label Service	2,790	4,845	(2,055)	(42%)
Ancillary and other	996	615	381	62%
Total Revenue	$234,597	$285,391	$(50,794)	(18%)

Athena Bitcoin ATM Revenue (in thousands except number of Bitcoin ATMs)

Athena Bitcoin ATM revenue decreased $48,479, or 18% from $274,954 to $226,475 during the years ended December 31, 2024 to December 31, 2025, respectively. The decline in revenue is primarily due to decrease of the size of individual transactions, despite an increase in overall transaction volume, driven by economic factors and market volatility. Median transaction size for all crypto assets decreased from $150 to $105, or 30% and the average markup for Bitcoin increased from 22% to 24% during the years ended December 31, 2024 to December 31, 2025, respectively. The number of Bitcoin ATMs decreased from 3,111 to 2,953, or 5% from December 31, 2024 to December 31, 2025, respectively. The number of Bitcoin ATM transactions increased from 185,789 to 213,683 or 15% for the year ended December 31, 2024, compared to the year ended December 31, 2025, respectively.

Athena Plus (in thousands except number of sales transactions)

Athena Plus revenue decreased $641 or 13% from $4,977 to $4,336 for the years ended December 31, 2024 compared to the year ended December 31, 2025, respectively. Median transaction size for all crypto assets decreased from $40,661 to $12,290 or 70% and the number of sales transactions increased from 83 to 228, or 175% over the same periods. Athena Plus revenue is dependent on the demands of certain institutional traders, which vary period to period.

White-Label Service (in thousands)

White-Label Service revenue decreased $2,055 or 42% from $4,845 to $2,790 for the year ended December 31, 2024, compared to the year ended December 31, 2025, respectively. This decrease was driven by a decrease in monthly service fees of the contract during the last quarter ended December 31, 2024.

Ancillary (in thousands)

Ancillary revenue increased $381 or 62% from $615 to $996 from the year ended December 31, 2024 to the year ended December 31, 2025, respectively. This increase is primarily due to the Company recognizing revenues related to transaction fees charged to affiliates. Ancillary revenue also includes non-recurring revenue that is dependent on one-time projects to help develop the crypto ecosystem. As such, the Company anticipates that there may be significant fluctuations in ancillary revenue recognized each period.

Cost of Revenues and Gross Profit (in thousands except number of Bitcoin ATMs)

Cost of revenues consists primarily of expenses related to the acquisition of Bitcoin; including the costs to purchase Bitcoin from users of the Company’s Bitcoin ATMs and from third-party exchanges which are assigned on a first-in, first-out basis, and cost of revenues includes the costs of operating the Bitcoin ATMs from which Bitcoin are sold (including the associated rent expense, related incentives, Bitcoin ATM cash losses, software licensing fees for the ATMs, depreciation, insurance, and utilities), crypto asset (subject to impairment in 2024 and changed to valuation at fair value in 2025) and fees paid to service the ATMs and the transport of cash to the banks. For the years ended December 31, 2025 and 2024, the costs related to the acquisition of Bitcoin sold were $173,834 and $214,723, respectively. Impairment of crypto assets held for the year ended December 31, 2025 and 2024 was $0 and $1,779, respectively. The increase in cost related to acquisition of Bitcoin sold was primarily a result of the increased transactions of Bitcoin. For the year ended December 31, 2025, and 2024, the costs of operating the Bitcoin ATMs were $14.387 and $13,643, respectively. The increase in operating costs was primarily driven by higher servicing and cash logistics costs, including increased cash pickup schedules at higher-volume locations, partially offset by a decrease in the number of ATMs installed during the year, which decreased from 3,111 to 2,953, or 5% from the year ended December 31, 2024 to the year ended December 31, 2025, respectively.

Gross profit decreased $13,162 or 35% and gross profit percentage decreased from 13% to 11%, primarily due to decrease in the revenue transaction size for the year, for the year ended December 31, 2025, compared to the year ended December 31, 2024, respectively.

Operating Expenses (in thousands)

Total operating expenses increased $5,112 or 27% from the year ended December 31, 2024 to the year ended December 31, 2025. A breakdown of total operating expenses are shown below.

OPERATING EXPENSES

	Year Ended December 31,
	2025	2024	$ Change	% Change

Technology and development	$1,553	$1,351	$202	15%
General and administrative	16,399	10,513	5,886	56%
Sales and marketing	1,573	1,898	(325)	(17%)
Credit loss	–	798	(798)	(100%)
Litigation expense	3,460	3,000	460	15%
Other operating	836	1,149	(313)	(27%)
	$23,821	$18,709	$5,112	27%

Technology and development expenses increased by $202 or 15% from $1,351 to $1,553 from the year ended December 31, 2024 to the year ended December 31, 2025, respectively, mostly due to development of potential new products and an increase in overhead to support the global expansion of the Athena Bitcoin ATMs.

General and administrative expenses increased by $5,886 or 56%, from $10,513 to $16,399 from the year ended December 31, 2024 to the year ended December 31, 2025, respectively, due mostly to increase in litigation fees along with salaries and benefits to employees.

Sales and marketing expenses decreased by $325 or 17% from $1,898 to $1,573 from the year ended December 31, 2024 to the year ended December 31, 2025, respectively, due to an decrease in branding, marketing and sales infrastructure and a decrease in marketing and sales personnel, as we have pivoted employees to lower cost environment locations in Latin America, in particular El Salvador.

Credit loss in 2024 of $798 represents the write-off of the receivable from Chivo which was included in the financial settlement of June 2024 whereby all accounts owed between Chivo and the Company, were written off as part of the settlement (see “Contracts with Chivo, Sociedad Anónima de Capital Variable of El Salvador”).

Litigation expense increased by $460 or 15% from $3,000 to $3,460 from the year ended December 31, 2024 to the year ended December 31, 2025, respectively, mostly due to the Company’s accrual for the exposure to litigations (see “Legal Proceedings”).

Interest and Fees (in thousands)

INTEREST AND FEES

	Year Ended December 31,
	2025	2024	$ Change	% Change

Interest expense	$745	$1,884	$(1,139)	(60%)
Fees for virtual vault services	1,580	2,059	(479)	(23%)

Interest expense decreased $1,139 or 60% from $1,884 to $745 from year-ended December 31, 2024 to year-ended December 31, 2025, respectively, due mostly to a reduction of interest-bearing debt.

Fees for virtual vault services decreased $479 or 23% from $2,059 to $1,580 from year-ended December 31, 2024 to year-ended December 31, 2025, respectively primarily due mostly to the Company’s decrease use of its bank currency availability service which makes funds held in a virtual vault immediately available to the Company.

Loss on extinguishment of debt (in thousands)

During the twelve months ended December 31, 2025, the Company recorded a loss due to the extinguishment of debt of $5,283 related to the termination and settlement of all outstanding obligations under the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. The loss included the extinguishment of the debt of $4,602 and $681 of unamortized imputed interest, both of which are included in loss on extinguishment of debt expense in the consolidated statements of operations and comprehensive income (loss).

Income Tax Benefit (Expense) (in thousands)

Income tax expense decreased $5,388 or 114% from $4,733 tax expense to $655 tax benefit from year-ended December 31, 2024 to year-ended December 31, 2025, respectively. The decrease in income tax expense is mainly due to a decrease in income before income taxes, which decreased from income of $15,017 to a loss of ($6,689) from the years ended December 31, 2024 to December 31, 2025, respectively.

Liquidity and Capital Resources (in thousands)

As of December 31, 2025, and 2024, we had cash balances of $11,376 and $17,506, respectively. The Company also had working capital deficits of $9,235 and $2,506, respectively, largely due to operating lease liabilities, current portion of $8,751 and $9,627 as of December 31, 2025, and 2024, respectively.

Our Bitcoin ATM business has two significant components of working capital – holdings of crypto assets and cash holdings in the machines and in transit, i.e., once it has been removed from the machines and it is the process of being counted and credited to our account with the appropriate banking institution.  We must buy our holdings in cash and do not get a credit from our counterparties. On average, we hold 2 days of anticipated sales of Bitcoin at our Bitcoin ATM machines. We strive to keep this period short to reduce the effect of changes in Bitcoin /U.S. Dollar exchange rates on our business and to minimize our working capital. Our cash logistics contractors restock or remove cash from our machines periodically, the frequency of this service determined by a host of operational considerations like historical trend of sales, current levels of cash in the machines, route considerations, public holidays, and incremental cost of each removal etc. We employ a data driven strategy based on factors we have learned over the years to reduce the amount of cash deployed. It currently takes anywhere from 3 to 7 days from the time the cash is picked up from the Bitcoin ATM machines to be credited to our account. An increase in the amount of days when the cash is credited to our account, would impact our ability to restock our holdings of Bitcoin in a timely manner which could create a situation where there are insufficient amounts of Bitcoin to fulfill customer orders.

The Company, given how actively we manage our cash logistics, and how we prioritize and leverage cash pick up based on proprietary operating algorithms and practices, is able to finance and perform its daily operating activities and manage liquidity, while also maintaining the noted levels of cash in the Bitcoin ATM machines. For the twelve months ended December 31, 2025, the average cash balance was $2.434 per machine in the United States. For the twelve months ended December 31, 2024, the average cash balance was $2.225 per machine in the United States. For newly installed Bitcoin ATMs, it may take weeks before the Bitcoin ATMs reach normal operating activity, resulting in a reduction of cash in these machines compared to normal operating Bitcoin ATMs. The Company generally has minimum cash of $2.5 in each dispenser in two-way Bitcoin ATM machines in order to have sufficient cash to operate them. The remaining cash is withdrawn from the machine in order to fund the Company’s operations.

Our Athena Plus (phone sales) has a lower level of capital required since we only function on days other market participants and banks and our trades are cash settled every day. The Company does not separately hold Bitcoin earmarked for Bitcoin ATM sales as opposed to phone sales and the Company holds approximately 2 days’ worth of bitcoin needed for transactions at its Bitcoin ATMs. We strive to minimize the amount of working capital deployed for better financial results.

Our financing needs are influenced by our level of business operations and generally increase with higher levels of revenue. We strive to minimize the amount of financing requested to assist with operating the business.

Our material cash requirements and time periods of such requirements from known contractual and other obligations amount to, in the aggregate, approximately $33,398 for 2026 and $20,757 for the years 2027 through 2030 which we expect will be met through our ongoing operations. However, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for redeploying ATM equipment and pursuing other initiatives.

Our consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Going Concern and Management Liquidity Plans (in thousands)

As of December 31, 2025, we had an accumulated deficit of $497 and a working capital deficit of $9,235, and for the twelve months ended December 31, 2025, net loss of $6,034 and cash provided by operating activities of $12,618. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is self-funded and generates sufficient cash to fund its global operations through its operations.

The accompanying consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additionally, wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Recent Financing Transactions (in thousands)

Equipment notes payable

On September 19, 2024, Athena Bitcoin and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into an Omnibus Equipment Refinancing Agreement providing for the refinance of Athena Bitcoin’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the equipment by Athena Bitcoin from Taproot. The parties agreed that the total outstanding balance of $2,120 would be paid by one inception payment of $1,158 upon the execution of the agreement and followed by weekly payments of $20 for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains representations and warranties of both parties with respect to clear and marketable title of the equipment and provides provisions addressing an event of default by Athena Bitcoin as a purchaser of the equipment. As of December 31, 2025, the outstanding principal was $0 because on September 4, 2025, Athena Bitcoin entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement (see Short-term debt below).

On October 30, 2024, Athena Bitcoin entered into an Equipment Financing Agreement with Taproot (the “Financing Agreement”) to purchase certain Bitcoin ATMs listed in the Financing Agreement. The Financing Agreement amends and supersedes previous equipment purchase agreements between the parties. Under the Financing Agreement, Athena Bitcoin will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Equipment Agreement. The downpayment was to be paid in 4 installments with the first payment due and paid by Athena Bitcoin as of October 31, 2024, and the last payment was due by January 31, 2025; which last payment was made on January 27, 2025.

In addition, Athena Bitcoin agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or Athena Bitcoin, and respective available remedies. Certain property on which the equipment units are located is subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, Athena Bitcoin, Taproot and KGPLA Holdings LLC, an entity in which Mike Komaransky, a former director and principal shareholder of Athena Bitcoin has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of Athena Bitcoin to Taproot. As of December 31, 2025, the outstanding principal was $0 because on September 4, 2025, Athena Bitcoin entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement (see Short-term debt below).

Short-term debt

On February 26, 2024, the Company entered into a financing agreement for $170 with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of December 31, 2025 and 2024, the outstanding principal was $0 and $140, respectively.

On December 19, 2024, the Company entered into financing agreements for $116 with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of December 31, 2025, and 2024, the outstanding principal was $0 and $116, respectively.

On May 30, 2025, the Company entered into financing agreements for $280 with E.T.I. Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of December 31, 2025, the outstanding principal was $88.

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9,000, consisting of an upfront payment of $3,000 upon execution of the agreement and weekly installments of $115.4 over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties will be deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4,300. The Company also recorded the following items associated with the extinguishment of debt:

a)	$3,200, related to the Equipment Financing Agreement and 2024 Financing Royalty Buy-Out, representing the lump-sum buy-out of a 0.5% vendor participation obligation.
b)	$300, related to the Location Referral Agreement and Location Agreement Buy-Out, representing the lump-sum buy-out of a referral revenue share obligation.
c)	$1,100, recorded as a settlement premium, representing the excess of the total settlement consideration over the carrying amount of the extinguished obligations.

During the twelve months ended December 31, 2025, the Company recorded a loss due to the extinguishment of debt of $5,283 related to the termination and settlement of all outstanding obligations under the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. The loss included the extinguishment of the debt of $4,602 and $681 of unamortized imputed interest, both of which are included in loss on extinguishment of debt expense in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2025, and 2024, the outstanding principal of the Release and Termination Agreement was $4,000 and $0, respectively, which was included in short-term debt in the consolidated balance sheets.

On October 9, 2025, the Company entered into insurance premium financing agreements for $223 (gross premium in the amount of $284 less $61 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its directors’ and officers’ insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning November 11, 2025. As of December 31, 2025, the outstanding principal was $180.

On December 30, 2025, the Company entered into insurance premium financing agreements for $59 (gross premium in the amount of $74 less $15 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its commercial general liability insurance with an annual interest rate of 12.06% per annum, repayable in ten monthly installments beginning February 1, 2026. As of December 31, 2025, the outstanding principal was $59.

Note payable, Related-Party

On May 15, 2023, the Company entered into a Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA, an entity in which Michael Komaransky, a former director and 40.8% beneficial owner of the Company has a controlling interest and serves as Manager of such entity, and whose Chief Investment Officer is Huaxing “Jason” Lu, our director.. The Revolving Credit Note allowed the Company to borrow up to $4,000 for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the consolidated statements of operations and comprehensive income (loss). In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario, which has since been repaid in full, and with respect to such assets, the Company granted KGPLA a second priority lien. On March 28, 2024, the Company repaid the principal amount of $4,000 (together fees due) on the Senior Secured Revolving Credit Promissory Note due with KGPLA. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of December 31, 2025, and 2024, the outstanding principal was $0.

Convertible debt, related-party

On January 31, 2020, the Company entered into a Secured Convertible Debenture agreement with KGPLA. The Secured Convertible Debenture provided for a principal amount of $3,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. The Secured Convertible Debenture is convertible into shares of the Company’s common stock at a conversion price equal to $0.012 per share or, if lower, a price determined by specified formulas depending on the type of conversion event: (a) upon the next sale (or series of related sales) by the Company of additional equity securities under an exemption from registration available under the rules promulgated under the Securities Act, from which the Company receives gross proceeds of not less than $3,000; provided that, for clarification, this is not meant to include any actions or listing for trading on the OTC Markets, the conversion price will be the lesser of (i) the lowest per share purchase price of the equity securities issued in such financing, reduced by a 20% discount, or (ii) the price per share equal to a valuation cap of $70,282, divided by the Company’s fully diluted capitalization immediately prior to the financing; (b) in the event of our first underwritten public offering of common stock under the Securities Act whereby the our common stock is listed or admitted for trading on a national stock exchange in the United States, as reported on the principal national security exchange or quotation system on which such security is quoted or listed, the conversion price will be the lesser of (i) the lowest per share purchase price of equity securities issued in the IPO, reduced by a 20% discount, or (ii) 90% of the quotient obtained by dividing the Valuation Cap by the fully diluted capitalization immediately prior to the IPO; (c) in connection with a corporate transaction, including certain mergers, consolidations, changes of control or sales of substantially all assets, the conversion price will equal the Valuation Cap divided by the fully diluted capitalization immediately prior to such transaction; and (d) for conversions occurring at or after maturity or at the option of the investor at any time, the conversion price will also equal the valuation cap divided by the fully diluted capitalization immediately prior to such conversion.

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

The Secured Convertible Debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date.

The loan agreement imposed a number of restrictive covenants on the Company and its subsidiaries for so long as any obligations remain outstanding. Without the KGPLA’s consent, the Company may not incur additional debt other than debt under the loan documents, certain existing debt (including the Secured Convertible Debenture and debt owed to Banco Hipotecario), certain debt owed to Taproot or unsecured debt incurred after the closing. The Company is also restricted from granting liens on its assets, except for liens under the loan documents, liens in favor of Banco Hipotecario existing on the closing date, or certain permitted tax liens. The Company and its subsidiaries may not merge, consolidate, liquidate, or dissolve except in limited circumstances, and may not engage in businesses other than those conducted on the effective date or reasonably related thereto. The Company is prohibited from disposing of collateral, making voluntary prepayments or amendments with respect to subordinated debt (other than repayment of the specified Secured Convertible Debenture), or declaring or paying dividends or other cash distributions on its equity. In addition, the Company may not amend or modify material contracts in a manner adverse to KGPLA without KGPLA’s consent. Material contracts are generally those with consideration of $50or more, or otherwise material to the Company’s business, operations, financial condition, or prospects.

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

On November 24, 2025, the Company voluntarily repaid in full the outstanding balance of approximately $3 million plus accrued interest of $36 owed to KGPLA for a total payment of $3,036, under that certain Amended and Restated Secured Convertible Debenture entered into with KGPLA on May 15, 2023, as amended from time to time (the “Convertible Debenture”). In connection with the repayment of all amounts owed pursuant to the Convertible Debenture, the obligations and commitments owed by the Company to KGPLA under the (a) Convertible Debenture, (b) a Senior Secured Loan Agreement entered into between KGPLA (and certain other borrowers named therein) and the Company dated May 15, 2023, and (c) a Security Agreement dated May 15, 2023, between KGPLA and the Company, each as amended from time to time, were terminated and all collateral associated therewith is required to be released by KGPLA. The voluntary prepayment was made using cash on hand and the Company did not incur any prepayment penalties in connection with the repayment.

Separate from the repaid Loan Agreement and the Revolving Credit Note with KGPLA (discussed above in Note payable, Related-Party), the Secured Convertible Debenture with KGPLA (discussed in, Convertible debt, related-party) of January 31, 2020 (as amended and restated May 15, 2023) remained outstanding at December 31, 2024 and was voluntarily repaid in full on November 24, 2025, as noted above.

As of December 31, 2025, and 2024, the outstanding principal amount of the debenture was $0 and $3,000, respectively.

Cash Flows (in thousands)

Twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024

The following summarizes our cash flow for the year ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	$ Change	% Change

Net cash provided by operating activities	$12,618	$17,676	$(5,058)	(29%)
Net cash used in investing activities	(3,974)	(9,812)	5,838	(59%)
Net cash used in financing activities	(11,077)	(8,610)	(2,467)	29%
Effect of exchange rate changed	(29)	14	(43)	(307%)
Net decrease in cash and cash equivalents	(2,462)	(732)	(1,730)	236%
Cash and cash equivalents, beginning of period	17,628	18,360	(732)	(4%)
Cash and cash equivalents, end of period	$15,166	$17,628	$(2,462)	(14%)

Our operating activities provided $12,618 in cash for the twelve months ended December 31, 2025 compared to $17,676 for the twelve months ended December 31, 2024, representing a decrease in cash provided by operating activities of $5,058. The changes in sources of cash from operating activities for the twelve months ended December 31, 2025 are comprised primarily of net loss of $6,034, depreciation and amortization of $9,506, loss on extinguishment of debt of $5,283, accounts payable and other liabilities of $10,544, Bitcoin payments for expenses of $616 and unrealized loss of crypto assets held of $112. The additional sources were offset by uses in cash comprised primarily of crypto assets held of $1,698, accounts receivable of $2,742, Bitcoin received from independent Bitcoin ATM operators of $1,350 and prepaid expense and other assets of $1,173.

Our operating activities for the twelve months ended December 31, 2024, are comprised primarily of net income of $10,284, accounts payable and other liabilities of $7,694, depreciation and amortization of $5,173, Bitcoin payments for expenses of $3,680, and impairment of crypto assets held of $1,779. The additional sources were offset by uses in cash comprised primarily of crypto assets held of $8,335, prepaid expenses and other assets of $2,292, and accounts receivable of $1,512.

Our investing activities used $3,974 and $9,812 in cash for the year ended December 31, 2025, and 2024, for purchases of property and equipment of $1,470 and $6,775 and purchase of capitalized software of $2,504 and $3,037, respectively.

Our financing activities used $11,077 and $8,610 in cash for the year ended December 31, 2025, and 2024, respectively, primarily due to repayment of debt of $3,648 and $4,841, payments in reductions of financing leases of $0 and $1,150 and payments in reduction of equipment notes payable of $8,150 and $3,132, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 1 to our audited consolidated financial statements contained herein.

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

Under FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customer, (“FASB ASC 606”) the Company recognizes revenue at the point of sale or over time of the service period for these products or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. Pursuant to FASB ASC 606, the Company recognizes revenue by applying the following steps:

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

Athena ATM & White-label Service

Athena Bitcoin ATM

The Company requires all users of Athena Bitcoin ATMs to agree to the Bitcoin ATM Terms of Service which stipulate the terms and conditions of the transaction. The user, by inserting sovereign currency (known as fiat) and confirming that they agree to the transaction, is agreeing to the contract that governs the transaction.

The Company has a single performance obligation to provide a specific quantity of Bitcoin to the customer’s crypto wallet in exchange for fiat. The Company utilizes a mark-up for crypto assets sold to the customer. Athena ATMs permit customers to purchase as little as one US dollar of Bitcoin, and it records the gross cash received from the customer as the transaction price.

Revenue is recognized at the point in time when the Bitcoin is delivered to the customer’s crypto wallet. Delivery to the customer’s crypto wallet is governed by the Bitcoin’s blockchain and typically occurs in less than an hour from when the Bitcoin is purchased.

White-label Service

In this revenue stream, “client” refers to the entity contracting with the Company while “customer” refers to the person using the White-label Bitcoin ATM. The Company entered into multiple contracts that govern the white-label service for Bitcoin ATMs located in El Salvador and in the United States. The contracts permit the clients to terminate the contract at any point or to adjust the number of Bitcoin ATMs that are in use without a substantive penalty.

The Company operates White-label Bitcoin ATMs on behalf of the clients and the installation of the Bitcoin ATMs is performed by a third-party which is chosen by the White-label Bitcoin ATM client.

The operations, on behalf of the White-label client, include cash logistics services, and testing the Bitcoin ATMs. The Company charges a fixed fee each month for operating the Bitcoin ATMs.

The Company leases Company-owned Bitcoin ATMs to its clients. The Company elected the expedient in FASB ASC 842, Leases (“ASC 842”), which permits combining the lease and non-lease components together if the lease component has the same timing and pattern of transfer as the non-lease component and the lease component is an operating lease. Both of these conditions are met (for a more detailed discussion see Leases within NOTE 1 of the consolidated financial statements included herein).

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

We record invoices from vendors in the appropriate expense category, in the correct time period in which services were provided, in USD and for vendors who elect to be paid in crypto assets, we transfer the crypto assets at market value at the time of transfer in line with ASC 820, Fair Value Measurement. We then recognize as a gain or loss, the difference between the current carrying value of the crypto asset, and its market value to cost of revenues in the consolidated statements of operations and comprehensive income (loss).

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated statements of operations and comprehensive income (loss).

The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

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

Commitments and Contingencies

We assess legal contingencies in accordance with ASC 450—Contingencies and determines whether a legal contingency is probable, reasonably possible or remote. When contingencies become probable and can be reasonably estimated, we record an estimate of the probable loss. When contingencies are considered probable or reasonably possible but cannot be reasonably estimated, we disclose the contingency when the probable or reasonably possible loss could be material.

Litigation

From time to time in the regular course of our business, we are involved in various lawsuits, claims, investigations and other legal matters. Except as noted under “Legal Proceedings” herein, there are no material legal proceedings pending or known by us to be contemplated to which we are a party or to which any of our property is subject to.

We believe that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. We do not believe that the ultimate outcome of these actions will have a material adverse effect on our financial condition but could have a material adverse effect on our results of operations, cash flows or liquidity in a given quarter or year.

Off-Balance Sheet Arrangements

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of December 31, 2025 and 2024, were $6.4 million and $4.7 million, respectively.

Recently Issued Accounting Standards

Accounting Pronouncement Adopted

In December 2023, the FASB issued ASU 2023-08 “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets”. ASU 2023-08 will require entities to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 will also require entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in the ASU are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). The Company adopted this standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard retrospectively.

Accounting Pronouncement Pending Adoption

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosures Update and Simplification Initiative”. The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is in the process of assessing the overall impact of adopting this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03. “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impact of this guidance on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Bitcoin Global and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Bitcoin Global and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FGMK, LLC

We have served as the Company’s auditor since 2024.

Chicago, Illinois
March 6, 2026

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents, net	$11,379	$17,506
Restricted cash held for customers	3,787	122
Crypto assets held, net	945	1,241
Accounts receivable, net	4,081	1,339
Prepaid expenses and other current assets	3,971	2,702
Total current assets	24,163	22,910

Property and equipment, net	12,267	16,245
Software development, net	3,984	5,239
Right of use assets – operating leases	28,982	33,613
Other noncurrent assets	69	26
Total assets	$69,465	$78,033

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,867	$11,133
Accounts payable, related-party	255	818
Liability for cash held for customers	3,787	122
Operating lease liabilities, current portion	8,751	9,627
Equipment notes payable, current portion	–	3,084
Short-term debt	4,365	256
Other current liabilities	373	376
Total current liabilities	$33,398	$25,416

Long-term liabilities:
Operating lease liabilities, net of current portion	$20,369	$23,986
Equipment notes payable, net of current portion	–	3,344
Deferred tax liabilities, net	388	914
Convertible debt, related-party	–	3,000
Total long-term liabilities	20,757	31,244
Total liabilities	54,155	56,660

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000,000 shares authorized; No shares issued and outstanding as of December 31, 2025, and 2024.	–	–
Common stock, $0.001 par value 10,000,000,000 shares authorized; 4,095,009,545 shares issued and outstanding as of December 31, 2025, and 2024.	4,095	4,095
Additional paid in capital	11,982	11,982
Accumulated (deficit) income	(497)	5,537
Accumulated other comprehensive loss	(270)	(241)
Total stockholders’ equity	15,310	21,373
Total liabilities and stockholders’ equity	$69,465	$78,033

See accompanying notes to consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	For the years ended
	December 31, 2025	December 31, 2024
Revenues	$234,597	$285,391
Cost of revenues	209,759	247,391
Gross profit	24,838	38,000

Operating expenses:
Technology and development	1,553	1,351
General and administrative	16,399	10,513
Sales and marketing	1,573	1,898
Credit loss expense	–	798
Litigation expense	3,460	3,000
Other operating expense	836	1,149
Total operating expenses	23,821	18,709

Income from operations	1,017	19,291

Interest expense	745	1,884
Fees on virtual vault services	1,580	2,059
Loss on extinguishment of debt	5,283	–
Other expense	98	331
(Loss) income before income taxes	(6,689)	15,017
Income tax (benefit) expense	(655)	4,733
Net (loss) income	$(6,034)	$10,284
Basic (loss) earnings per share	$(0.00147)	$0.00251
Diluted (loss) earnings per share	$(0.00147)	$0.00236
Weighted average shares outstanding - Basic	4,095,009,545	4,094,816,668
Weighted average shares outstanding - Diluted	4,095,009,545	4,466,443,337

Comprehensive (loss) income
Net (loss) income	$(6,034)	$10,284
Foreign currency translation adjustment, net of tax	(29)	14
Comprehensive (loss) income	$(6,063)	$10,298

See accompanying notes to consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31, 2025	December 31, 2024
Operating activities
Net (loss) income	$(6,034)	$10,284

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,506	5,173
Unrealized loss of crypto assets held	112	–
Impairment of crypto assets held	–	1,779
Credit loss expense	–	798
Realized loss on crypto assets, net	17	22
Bitcoin payments for expenses	616	3,680
Bitcoin received from independent Bitcoin ATM operators [affiliates program]	(1,350)	–
Loss on disposal of property and equipment	63	–
Non-cash loss on extinguishment of debt	5,283	–
Deferred income tax	(526)	518

Changes in operating assets and liabilities:
Crypto assets held	(1,698)	(8,335)
Accounts receivable	(2,742)	(1,512)
Prepaid expenses and other assets	(1,173)	(2,292)
Liability for cash held for customers	3,665	(133)
Accounts payable and other liabilities	6,879	7,694
Net cash provided by operating activities	12,618	17,676

Investing activities
Purchases of property and equipment	(1,470)	(6,775)
Capitalized software	(2,504)	(3,037)
Net cash used in investing activities	(3,974)	(9,812)

Financing activities:
Proceeds from debt	721	456
Repayment of debt	(3,648)	(4,841)
Payments in reduction of financing leases	–	(1,150)
Payments in reduction of equipment notes payable	(8,150)	(3,132)
Proceeds from issuance of stock	–	57
Net cash used in financing activities	(11,077)	(8,610)

Effect of exchange rate changed on cash and cash equivalents	(29)	14
Net decrease in cash and cash equivalents	(2,462)	(732)
Cash, cash equivalents and restricted cash, beginning of period	17,628	18,360
Cash, cash equivalents and restricted cash, end of period	$15,166	$17,628

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31, 2025	December 31, 2024

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$11,379	$17,506
Restricted cash held for customers	3,787	122
Total cash, cash equivalents and restricted cash	$15,166	$17,628

Supplemental disclosure of cash flow information:
Cash paid for interest	$810	$711
Leased assets obtained in exchange for operating lease liabilities	$9,656	$17,797
Leased assets obtained due to remeasurement of lease term	$–	$6,115

Supplemental schedule of non-cash investing and financing activities:
Property and equipment purchased in accounts payable	$12	$73
Software development purchased in accounts payable	$–	$2,499
Short-term debt replacing equipment financing	$9,000	$–
Accounts payable refinanced with equipment notes payable	$–	$2,500
Purchase of property and equipment under finance lease	$–	$693
Purchase of property and equipment financed with equipment notes payable	$–	$9,778
Imputed interest on property and equipment financed with equipment notes payable	$–	$1,585
Bitcoin used to buy property and equipment	$2,430	$181
Bitcoin used to pay interest	$–	$1,037
Bitcoin and Stablecoin used for other payments	$170	$1,853

See accompanying notes to consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Common Stock		Additional Paid-in	Accumulated Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balance, December 31, 2023	4,094,459,545	$4,094	$11,926	$(4,747)	$(255)	$11,018
Net income	–	–	–	10,284	–	10,284
Foreign currency translation adjustment	–	–	–	–	14	14
Issuance of stocks	550,000	1	56	–	–	57
Balance, December 31, 2024	4,095,009,545	$4,095	$11,982	$5,537	$(241)	$21,373

Net loss	–	–	–	(6,034)	–	(6,034)
Foreign currency translation adjustment	–	–	–	–	(29)	(29)
Balance, December 31, 2025	4,095,009,545	$4,095	$11,982	$(497)	$(270)	$15,310

See accompanying notes to consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except number of shares)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Athena Bitcoin Global (f.k.a. GamePlan, Inc.), a Nevada corporation, and its wholly-owned subsidiary, Athena Bitcoin, Inc., a Delaware corporation (together referred to as “Athena Global” or the “Company”) is a provider of various crypto asset transaction platforms, including the operation of automated teller machines (“ATMs”) and personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets, white-label operations and payment services. The Company’s network of Athena Bitcoin ATMs (“Athena ATMs”) is active in thirty-three states and the territory of Puerto Rico in the United States, and 4 countries in Central and South America as of December 31, 2025. The Company places its machines in convenience stores, shopping centers, and other easily accessible locations.

Athena Bitcoin Global was incorporated in the state of Nevada in 1991 under the name “GamePlan, Inc.” for the sole purpose of merging with Sunbeam Solar, Inc., a Utah corporation, which merger occurred as of December 31, 1991. The Articles of Merger were filed in the state of Nevada pursuant to which the Company was the surviving entity following the merger. The Company has changed its name to Athena Bitcoin Global from GamePlan, Inc. in a filing with the Secretary of State of the State of Nevada effective as of April 15, 2021.

On January 14, 2020, Athena Bitcoin Global entered into a Share Exchange Agreement (the “Agreement”), between the Company, Athena Bitcoin, Inc., a Delaware corporation (“Athena”) founded in 2015, and certain shareholders of Athena Bitcoin, Inc. The Agreement provided for the reorganization of Athena Bitcoin, Inc., with and into Athena Bitcoin Global, resulting in Athena becoming a wholly-owned subsidiary of the Company upon the closing of the transaction. The Agreement was for the exchange of 100% of the outstanding Common Stock of Athena, for 3,593,644,680 shares of the Company’s common stock (an exchange rate of 1,244.69 shares of the Company’s stock for each share of Athena stock). The closing of the transaction occurred as of January 30, 2020.

As the result of this transaction, the former shareholders of Athena acquired the majority (88%) of the voting rights of the Company and Athena had control of the Company’s board of directors. Also, the senior management of Athena became the management of the combined entity. Therefore, the Company determined that the Share Exchange Agreement was a reverse acquisition as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55-12, and Athena is considered the accounting acquirer pursuant to FASB ASC 805-40-45-2. Accordingly, the historical financial statements prior to the Share Exchange Agreement are those of Athena, except that the historical equity of the Company has been retroactively restated to reflect the number of shares received in the business combination at the exchange rate of 1,244.69 shares of the Company’s common stock for each share of Athena common stock. All share and per share information included in these consolidated financial statements have been adjusted to reflect the 1,244.69 to 1 share conversion.

Athena Bitcoin Global has 4,095,009,545 shares issued and outstanding as of December 31, 2025, and 2024, and authorized capital of 10,000,000,000 shares as of December 31, 2025, and 2024.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Athena Bitcoin Global, Athena Bitcoin, Inc. and its wholly owned subsidiaries, Athena Bitcoin S. de C.V., incorporated in Mexico; Athena Holdings Colombia SAS, incorporated in Colombia; Athena Holding Company S.R.L, incorporated in Argentina; Athena Holdings of PR LLC, incorporated in Puerto Rico; Athena Holdings El Salvador, S.A. de C.V., incorporated in El Salvador; and Athena Business Holdings Panama S.A. incorporated in Panama. All significant intercompany account balances and transactions have been eliminated in consolidation.

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, present value of lease liabilities and right-of-use assets, contingencies, valuation of current and deferred income taxes and impairment assessment for long-lived assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

The Company derives its recurring revenues primarily from three sources: (i) sale of crypto assets at Bitcoin ATMs (both Athena ATMs and White-label ATMs such as those in El Salvador), (ii) customized investor trading services for the sale or purchase of crypto assets through the Company’s Athena Plus desk (referred to as “over-the-counter” or “OTC”) and (iii) Athena Pay which is a payment processor application (“app”); that allows retailers to create QR codes with the specific amount to be charged to customers in Bitcoin. The Company also generates revenue from ancillary items, such as sale of intellectual property and maintenance of software.

Under FASB ASC 606, Revenue from Contracts with Customers (“FASB ASC 606”), the Company recognizes revenue at the point of sale or over time of the service period for these products or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. Pursuant to FASB ASC 606, the Company recognizes revenue by applying the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied.

Judgment is required in determining whether we are the principal or the agent in transactions between customers. We evaluate the presentation of revenue on a gross or net basis based primarily on inventory risk (are we at risk for potentially fluctuations of the crypto asset price) and whether we control the crypto asset provided before it is transferred to the customer or whether we act as an agent by arranging for others to provide the crypto asset to the customer. The Company determined it acts as the principal in each of its revenue streams. The Company enters into contracts that may include multiple performance obligations. The Company identifies the promises in the contract and assigns them to their appropriate performance obligation. These performance obligations may be part of a different revenue source and are listed separately below.

Athena ATM & White-label Service

Athena ATM

The Company requires all users of the Athena ATM to agree to ATM Terms of Service which stipulate the terms and conditions of the transaction. The user, by inserting sovereign currency (known as fiat) and confirming that they agree to the transaction, is agreeing to the contract that governs the transaction.

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

The operations, on behalf of the White-label client, includes cash logistics services, and testing the ATMs. The Company charges a fixed fee each month for operating the ATMs.

The Company leases Company-owned ATMs to its clients. The Company elected the expedient in FASB ASC 842, Leases (“ASC 842”), which permits combining the lease and non-lease components together if the lease component has the same timing and pattern of transfer as the non-lease component and the lease component is an operating lease. Both of these conditions are met (for a more detailed discussion see Leases within NOTE 1 below.

The Company is considered the principal, as it controls any third-party good or service before it is transferred to the client.

For operating the White-label ATM, revenue is recognized straight line over the requisite service period.

Athena Plus (Over-The-Counter or OTC)

The Company requires all users of Athena Plus (a.k.a. “Over-The-Counter” or “OTC”) to agree to Athena Plus Terms of Service. The Athena Plus Terms of Service stipulate the terms and conditions of the transaction. The user, by wiring fiat to the Company’s bank account, is agreeing to the contract that governs the transaction.

The Company provides a specific quantity of a Bitcoin to the customer’s crypto wallet. The Company utilizes a mark-up for crypto assets sold to the customer. The minimum transaction is $10 (or equivalent value of local currency). The Company records the gross cash received from the customer as the transaction price for the transaction.

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

Cost of Revenues

Cost of revenues consists primarily of expenses related to the acquisition of Bitcoin; including the costs to purchase Bitcoin from users of the Company’s ATMs and from third-party exchanges which are assigned on a first-in, first-out basis, and cost of revenues includes the costs of operating the ATMs from which Bitcoin are sold (including the associated rent expense, related incentives, ATM cash losses, software licensing fees for the ATMs, depreciation, insurance, and utilities), crypto asset valuation gain or loss and fees paid to service the ATMs and the transport of cash to the banks.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash maintained at various financial institutions, cash in transit, and cash in ATMs owned and leased by the Company.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (FDIC) up to $250 per institution. The Company has deposits in excess of the FDIC-insured limit. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk due to the financial position of the depository institutions, third-party crypto exchanges or investment vehicles in which those deposits are held. The Company has significant cash in ATMs, held on various third-party crypto exchanges and in transit with cash logistic providers. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. As of December 31, 2025 and 2024, the Company had cash in transit of $2,333 and $5,491, respectively net of an allowance for cash lost in transit of $272 and $1,296, respectively. The Company recognized $679 and $1,096 of cash losses for cash in transit which are included in other operating expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024, respectively.

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

The Company measures collectability of its accounts receivables using the current expected credit loss (“CECL”) method. The measurement of CECL applies to all financial assets measured at amortized cost, including receivables for revenue. The Company recognized no allowance for credit losses as of December 31, 2025, and 2024. During the years ended December 31, 2025, and 2024, there was credit loss expense of $0 and $798, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by FASB ASC 350-40 “Internal-Use Software Accounting, Capitalization”. Costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose.

Capitalized software consists of costs related to the design, coding, testing and documentation of software, as well as salaries and compensation costs for employees, fees paid to third-party consultants who are directly involved in development efforts, and costs incurred for upgrades and enhancements to add functionality of the software. Other costs that do not meet the capitalization criteria are expensed as incurred. The criteria for capitalization include the completion of the preliminary project stage, demonstration of feasibility of the project and the ability to reliably estimate future economic benefits. Capitalized software is subject to periodic impairment tests to ensure that the carrying value of the asset is not overstated. If an impairment is identified, the carrying value of the capitalized software will be reduced to its recoverable amount. Software development is amortized over its estimated useful life of five years.

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

There was no impairment for the years ended December 31, 2025, and 2024, as discussed in NOTE 6. SOFTWARE DEVELOPMENT, NET.

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

Leases with an initial lease term of 12 months or less are not recorded on the consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term.

Operating and finance lease right of use (“ROU”) assets and operating and finance lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The right of use assets is shown net of subsequent amortization. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. For purposes of calculating lease obligations, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The discount rate used to measure the Company’s lease obligation is its incremental borrowing rate at lease commencement. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term while finance lease ROU assets are amortized on a straight-line basis and interest expense is recorded over the lease term based on the incremental borrowing rate and the amount of lease liability outstanding during each month.

The operating and finance lease assets also include any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

Concentration of Credit Risk

The Company’s revenues, other than White-label services discussed below (as well as in Revenue Recognition Athena ATMs in NOTE 1), are generated primarily from ATM sales to customers. As the Company collects all amounts from these customers and holds $0 in accounts receivable from its ATM or Athena Plus (Over-the-Counter) customers, there is no credit risk associated with customer concentration for these customers.

The Company has revenues from White-label services in El Salvador and ancillary sales to customers where it provides services on customary credit terms, typically Net 30 or Net 60. As of December 31, 2025, and 2024, one customer, Chivo, Sociedad Anónima de Capital Variable, represented substantially all of the Company’s total accounts receivable balance.

No single customer is responsible for over 10% of revenue for the years ended December 31, 2025, and 2024.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 – Property, Plant and Equipment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Management has determined there was no impairment of long-lived assets as of December 31, 2025, and 2024.

Crypto Assets Held, Net

The Company’s crypto assets are Bitcoin and Stablecoin and they are considered indefinite-lived intangible assets assets effective January 1, 2025, the Company began measuring crypto assets held at fair value. The Company determines the fair value of its Bitcoin and Stablecoin based on quoted (unadjusted) prices on CoinMarketCap.

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

Through the year ended December 31, 2024, the Company assigned cost to transactions on a first-in, first-out basis. Gains on such assets were not recorded or recognized until their final disposition. For the year ended December 31, 2024, the Company had impairment charges related to Bitcoin held of $1,779.

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

The Company records invoices from vendors in USD and for vendors who elect to be paid in Bitcoin, the Company transfers Bitcoin at market value at the time of transfer in line with ASC 820, Fair Value Measurement. The Company then recognizes as a gain or loss, the difference between the current carrying value of Bitcoin and its value at the time of transfer to cost of revenues in the consolidated statements of operations and comprehensive income (loss).

The Company had losses related to the derecognition of Bitcoin of $17 and $22 for the years ended December 31, 2025, and 2024, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the local currency. For these foreign entities, the Company translates their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. The Company records these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in the Company’s consolidated balance sheets. The Company has foreign currency translation gains adjustments of ($29) and $14 during the years ended December 31, 2025, and 2024, respectively.

The Company records exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).

The amount of taxes allocated to translation adjustments was immaterial for the years ended December 31, 2025, and 2024.

Stock-Based Compensation Expense

Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stock granted in return for services rendered. The stock-based payment arrangements with employees were accounted for under ASU 718, “Compensation - Stock Compensation”.

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

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, which determines the fair value of stock-based awards, including the options expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends. The expected volatility is based on the average historical volatility of certain comparable publicly traded companies within the Company’s industry. The expected term assumptions are based on the simplified method, due to insufficient historical exercise data and the limited period of time that the Company’s equity securities have been available for issuance. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of grant. The Company does not expect to pay dividends on common stock in the foreseeable future; therefore, it estimated the dividend yield to be 0%.

For a more detailed discussion of stock-based compensation, see NOTE 10. STOCK-BASED COMPENSATION.

No stock-based compensation was recognized during the years ended December 31, 2025 and 2024, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the consolidated statements of operations and comprehensive income (loss).

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheets in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated statements of operations and comprehensive income (loss).

The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

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

(Loss) Earnings per share

Basic (loss) earnings per share is calculated by dividing net income by the number of weighted average common shares outstanding for the applicable period, excluding the shares exercised from the proceeds of the non-recourse loan. Diluted (loss) earnings per share is calculated by dividing net income available to common stockholders by the weighted average shares outstanding. Potentially dilutive shares, which are based on the weighted average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common stockholders when their effect is dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted (loss) earnings per common share for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Basic (loss) net earnings per share:
Numerator
Net (loss) income	$(6,034)	$10,284
Denominator
Weighted-average shares of common stock used to compute net (loss) earnings per share attributable to common stockholders, basic	4,095,009,545	4,094,816,668
Net (loss) earnings per share attributable to common stockholders, basic	$(0.00147)	$0.00251

Diluted net earnings per share:
Numerator
Net (loss) income, basic	$(6,034)	$10,284
Add: Interest expense on convertible debt	–	240
Net (loss) income, diluted	$(6,034)	$10,524
Denominator
Weighted-average shares of common stock used to compute net (loss) earnings per share attributable to common stockholders, basic	4,095,009,545	4,094,816,668
Weighted-average effect of potentially dilutive securities: convertible debt	–	250,000,000
Unexercised warrants	–	121,626,669
Weighted-average shares of common stock used to compute net (loss) earnings per share attributable to common stockholders, diluted	4,095,009,545	4,466,443,337
Net (loss) earnings per share attributable to common stockholders, diluted	$(0.00147)	$0.00236

There were no anti-dilutive securities for years ended December 31, 2025 and 2024.

Recently Adopted and Issued Accounting Pronouncements

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective December 31, 2024. The adoption did not have a material impact on the consolidated financial statements.

On December 13, 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities to subsequently measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. There was no material impact on the consolidated financial statements as a result of the adoption of this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard only impacts the income tax disclosures and there has been no material impact to the consolidated financial statements as a result of the adoption of this guidance.

In January 2025 the SEC issued Staff Accounting Bulletin No. 122, (SAB 122), which rescinds the interpretative guidance included in SAB 121 “Accounting for obligations to safeguard crypto-assets an entity holds for platform users.” The new guidance is effective for annual periods beginning after December 15, 2024, and is required to be applied retrospectively to all prior periods with early adoption being permitted. The Company early adopted SAB 122 as of December 31, 2024. There was no material impact on the consolidated financial statements as a result of the adoption of this guidance.

Accounting Pronouncement Pending Adoption

In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosures Update and Simplification Initiative". The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is in the process of assessing the overall impact of adopting this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03. "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impacts of this guidance on its consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Statements

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

During the years ended December 31, 2025, and 2024, there were no changes to the Company’s valuation techniques that had, or are expected to have, a material impact on its consolidated balance sheets or consolidated statements of operations and comprehensive income (loss).

The Company did not make any transfers between the levels of the fair value hierarchy during the years ended December 31, 2025, and 2024.

The carrying amounts for cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities, short-term debt, convertible debt related-party and equipment notes payable approximate fair value.

NOTE 2. REVENUE

The table below presents revenue of the Company disaggregated by revenue source for the years ended:

	December 31, 2025	December 31, 2024
Bitcoin ATMs (Athena and White-label)	$229,265	$279,799
Athena Plus (OTC)	4,336	4,977
Athena Pay, ancillary and other	996	615
	$234,597	$285,391

The Company recognized $ 226,475 and $274,954 of revenues related to Athena ATMs, and $ 2,790 and $4,845 in revenues related to operating the White-labeled ATMs for years ended December 31, 2025 and 2024, respectively.

The table below presents revenues by geographic territories based on sales location for the years ended:

	December 31, 2025	December 31, 2024
Revenue
United States	$226,347	$276,056
El Salvador	7,972	9,012
Argentina, Colombia & Mexico	278	323
	$234,597	$285,391

Contracts with Chivo, Sociedad Anónima de Capital Variable of El Salvador

In the third quarter of 2021, the Company installed and began operating:

i.	200 white-labeled ATMs in El Salvador,
ii.	10 white-labeled ATMs at El Salvador consulates in the U.S.,
iii.	45 white-labeled ATMs in other U.S. locations, and
iv.	sold 950 point-of-sale (POS) terminals for local businesses in El Salvador to process transactions (under Athena Pay) in Bitcoin to the Ministerio de Hacienda (Department of Treasury) of El Salvador (“GOES”).

Additionally, the Company contracted to

i.	the sale of software,
ii.	develop a Bitcoin platform designed to support a GOES branded digital wallet, and
iii.	maintain the GOES digital wallet.

As of October 5, 2022, effective July 1, 2022 and expiring on July 30, 2024, the Company and Chivo, Sociedad Anónima de Capital Variable, a wholly owned private company of the Government of El Salvador ("CHIVO") signed a Master Services Agreement (“MSA”) and a Service Level Agreement (“SLA”) which replaced the existing Master Services Agreement, Contracts and Athena Service Addendums 1 and 2 with the Department of Treasury of El Salvador.  The MSA and SLA include the same services, performance obligations, pricing and terms outlined in the original Master Services Agreement, Contracts and Addendums. In conjunction with the new MSA and SLA, the Company and CHIVO completed a financial settlement agreement secured by certain assets to reconcile reporting, and settle the balances owed between the parties. The settlement was completed as of April 2023 upon full satisfaction of all obligations thereunder. On December 20, 2024, a new three-year MSA and SLA with Chivo was signed effective December 1, 2024.

Effective June 30, 2024, a settlement agreement was entered into between Chivo and the Company whereby amounts owed to Chivo of $5,200 for amounts retained by the Company were netted against fees that Chivo owed the Company of $4,418; the net of which amounts to a payable to Chivo of $782 in addition to a receivable from Chivo of $798 for other fees. As part of the settlement agreement, the receivables and payables between the Company and Chivo were written off in exchange for (i) a new three-year agreement with Athena SV charging reduced rates going forward and (ii) Athena SV would make available to Chivo a credit facility of $600 for Chivo’s use at any time. However, the conditions of the credit facility were:

a)	that the cash is the property of Athena SV,
b)	Chivo would need to deposit the amount of funds they needed in Athena SV’s bank account (resulting in a pre-funded credit facility) and Athena would release the funds to Chivo from the ATM pick-ups, and
c)	the credit facility has a monthly fee of 0.487% of the credit facility amount (i.e., $600).

The funds owed to Chivo were $0 as of December 31, 2025, and 2024.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
White-label fee receivable	$4,075	$716
Athena Plus (OTC)	–	600
Others	6	23
	$4,081	$1,339

NOTE 4. CRYPTO ASSETS HELD, NET

The Company held the following crypto assets as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Qty (1)	Average Rate	Amount	Qty (1)	Average Rate	Amount
Bitcoin	9	$88,000	$790	11	$93,000	$1,051
Stablecoins	155	1	155	190	1	190
			$945			$1,241

(1)	Rounded off to the nearest whole number

The table below shows the roll-forward of quantity and costs of various crypto assets traded by the Company.

	Bitcoin		Tether (USDt)
	Qty(1)	Cost	Qty(1)	Cost
January 1, 2024	9	$399	22	$22
Purchases	3,540	220,488	2,548	2,548
Cost of sales	(3,423)	(212,343)	(2,380)	(2,380)
Impairment on crypto assets	–	(1,779)	–	–
Crypto assets used for expenses	(83)	(3,680)	–	–
Crypto assets used for capital expenditure	(4)	(181)	–	–
Crypto assets used for other payments	(28)	(1,853)	–	–
December 31, 2024	11	$1,051	190	$190

	Bitcoin		Stablecoins (2)
	Qty(1)	Cost	Qty(1)	Cost
January 1, 2025	11	$1,051	190	$190
Purchases	1,714	171,413	4,102	4,102
Cost of sales	(1,698)	(169,696)	(4,137)	(4,137)
Unrealized loss on crypto assets	–	(112)	–	–
Bitcoin received for independent Bitcoin ATM operators [affiliates program]	14	1,350	–	–
Crypto assets used for expenses	(6)	(616)	–	–
Crypto assets used for capital expenditure	(25)	(2,430)	–	–
Crypto assets used for other payments	(1)	(170)	–	–
December 31, 2025	9	$790	155	$155

(1)	Rounded off to the nearest whole number
(2)	in 2025 the company held USDT and USDC

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
ATM Equipment	$26,705	$23,271
Computer equipment	920	799
Office equipment	200	186
	27,825	24,256
Less accumulated depreciation	15,558	8,011
Total property and equipment	$12,267	$16,245

Depreciation expense for the years ended December 31, 2025, and 2024 was $7,802 and $4,096, respectively.

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

The Company’s capitalized software development cost, net of accumulated amortization, was $3,984 and $5,239 for the years ended December 31, 2025, and 2024. There was no impairment for the years ended December 31, 2025, and 2024. Amortization expense for the years ended December 31, 2025 and 2024, was $1,259 and $814, respectively.

	December 31, 2025	December 31, 2024
Capitalized software	$6,331	$6,327
Less accumulated amortization	2,347	1,088
Total capitalized software	$3,984	$5,239

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets ae mostly composed of prepayment to the Company’s taxes, rent, insurance and security deposits. The components of prepaid expenses and other current assets were as follows:

	December 31, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$931	$818
Prepaid taxes	3,029	1,865
Other	11	19
Total prepaid expenses and other current assets	$3,971	$2,702

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounts payable	$1,349	$4,753
Accrued expenses	14,518	6,309
Interest payable	–	71
	$15,867	$11,133

NOTE 9. NOTES PAYABLE

Equipment notes payable

On September 22, 2021, the Company entered into a borrowing arrangement with Banco Hipotecario secured against the Company’s assets in El Salvador. The promissory note provided for a principal amount of $1,500, with a final maturity date of 36 months after disbursal with equal monthly installment payments of $47 with a moratorium of 2 months. Interest as defined in the loan arrangement is 7.5% per annum. As of December 31, 2025, and 2024, the outstanding principal was $0 and $0, respectively.

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into that certain Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the Equipment by the Company from Taproot.  The parties agreed that the total outstanding balance of $2,120 would be paid by one inception payment of $1,158 upon the execution of the agreement and followed by weekly payments of $20 for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains the representations and warranties of both parties with respect to clear and marketable title of the Equipment and provides provisions addressing an event of default by the Company as a purchaser of the Equipment. As of December 31, 2025, and 2024, the outstanding principal was $0 and $643, respectively.

On October 30, 2024, the Company entered with Taproot, into an Equipment Financing Agreement (the “Agreement”) to purchase certain Bitcoin ATMs listed in the Agreement. The Agreement amends and supersedes the previous equipment purchase agreements between the parties. Under the Agreement, the Company will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Agreement. The downpayment shall be paid in 4 installments with the first payment due and paid by the Company as of October 31, 2024, and the last payment to be made by January 31, 2025; however, the last payment was made on January 27, 2025. As of December 31, 2025, and 2024, the outstanding principal was $0 and $5,785, respectively.

In addition, the Company shall pay certain percentage fee (0.8%) of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Agreement (36 months) or until full payment of total purchase price for the Equipment subject to certain additional limitations. The Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the Equipment units are located are subject to merchant agreements (as listed in the Agreement), The Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot desires to maintain a first priority interest on the Bitcoin ATMs until it is fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC (“KGPLA”) entered into the First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which, KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of December 31, 2025, and 2024, the outstanding principal balance was $0 and $5.8 million, respectively. As described below (Short-term debt), on September 4, 2025, all outstanding obligations with Taproot, and its affiliated entities (the “Taproot Parties”) were terminated and replaced with a Release and Termination Agreement; therefore, as of December 31, 2025, the principal outstanding balance of the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement was $0. See table below for balances of the aforementioned loans as of December 31, 2025, and 2024.

	December 31, 2025	December 31, 2024
Long-term Debt Reconciliation
Taproot – Omnibus Equipment Refinancing Agreement	$–	$643
Taproot – Equipment Financing Agreement	–	5,785
Total Equipment notes payable	–	6,428
Less: Equipment notes payable, current portion	–	(3,084)
Equipment notes payable, net of current portion	$–	$3,344

Short-term debt

In December 2023, the Company entered into financing agreements with Capital Premium Financing, Inc. to pay the insurance premium on its commercial liability insurance. The annual interest rate was 20.53% per annum, repayable in nine monthly installments beginning February 1, 2024. As of December 31, 2025, and 2024, the outstanding principal was $0.

On February 26, 2024, the Company entered into a financing agreement for $170 with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 with annual percentage rate of 7.95% repayable in ten monthly installments beginning November 11, 2024. As of December 31, 2025, and 2024, the outstanding principal was $0 and $140, respectively.

On December 19, 2024, the Company entered into financing agreements for $116 with National Partners PFco LLC to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of December 31, 2025, and 2024, the outstanding principal was $0 and $116, respectively.

On May 30, 2025, the Company entered into insurance premium financing agreements for $280 (gross premium in the amount of $353 less $73 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of December 31, 2025, the outstanding principal was $88.

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9,000, consisting of an upfront payment of $3,000 upon execution of the agreement and weekly installments of $115.4 thousand over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties will be deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4,300. The Company also recorded the following items associated with the extinguishment of debt:

a)	$3,200, related to the Equipment Financing Agreement and 2024 Financing Royalty Buy-Out, representing the lump-sum buy-out of a 0.5% vendor participation obligation.
b)	$300, related to the Location Referral Agreement and Location Agreement Buy-Out, representing the lump-sum buy-out of a referral revenue share obligation.
c)	$1,100, recorded as a settlement premium, representing the excess of the total settlement consideration over the carrying amount of the extinguished obligations.

During the twelve months ended December 31, 2025, the Company recorded a loss due to the extinguishment of debt of $5,283 related to the termination and settlement of all outstanding obligations under the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. The loss included the extinguishment of the debt of $4,602 and $681 of unamortized imputed interest, both of which are included in loss on extinguishment of debt expense in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2025, and 2024, the outstanding principal of the Release and Termination Agreement was $4,000 and $0, respectively, which was included in short-term debt in the consolidated balance sheets.

On October 9, 2025, the Company entered into insurance premium financing agreements for $223 (gross premium in the amount of $284 less $61 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its directors’ and officers’ insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning November 11, 2025. As of December 31, 2025, the outstanding principal was $180 thousand.

On December 30, 2025, the Company entered into insurance premium financing agreements for $59 (gross premium in the amount of $74 less $15 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its commercial general liability insurance with an annual interest rate of 12.06% per annum, repayable in ten monthly installments beginning February 1, 2026. As of December 31, 2025, the outstanding principal was $59.

Note payable, Related-Party

As of May 15, 2023, the Company entered into a certain Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA Holdings LLC (“KGPLA”), an entity in which Michael Komaransky, a former director and 40.8% beneficial owner of the Company has a controlling interest and serves as Manager of such entity, and whose Chief Investment Officer is Huaxing “Jason” Lu, our director. The Revolving Credit Note allowed the Company to borrow up to $4,000 for the operations of its New Bitcoin ATM Machines, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Revenue share fees for this agreement were calculated based on a percentage of the gross daily receipts generated from these machines and were recorded as part of interest expense in the consolidated statements of operations and comprehensive income. In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario (see above), and with respect to such assets, the Company granted the KGPLA a second priority lien. The Company repaid the principal amount of $4,000 (together with any fees) on the Senior Secured Revolving Credit Promissory Note due May 15, 2024, with KGPLA, as of March 28, 2024. The debt was settled in full in accordance with the terms outlined in the Revolving Credit Note and was funded using cash reserves generated from the Company’s operating activities. The early payoff of this debt resulted in the elimination of revenue share fees. As of December 31, 2025, and 2024, the outstanding principal was $0 and $0, respectively.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA LLC. The convertible debenture provided for a principal amount of $3,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. On November 24, 2025, the Company voluntarily repaid in full the outstanding balance of approximately $3 million plus accrued interest of $36 owed to KGPLA for a total payment of $3.036 million. As of December 31, 2025, and 2024, the outstanding principal debenture amount of $0 and $3,000, respectively.

Separate from the repaid Loan Agreement and the Revolving Credit Note with KGPLA (discussed above in Note payable, Related-Party), the Secured Convertible Debenture with KGPLA (discussed in, Convertible debt, related-party) of January 31, 2020 (as amended and restated May 15, 2023) remained outstanding at December 31, 2024 and was voluntarily repaid in full on November 24, 2025, as noted above.

Maturities on the Company’s notes payable are as follows:

2026	$4,365
Total payments on notes payable	$4,365

NOTE 10. STOCK-BASED COMPENSATION

Stock Option Plan

The Company has a 2021 Equity Incentive Plan (the “2021 Plan”) with 98 million shares of common stock available to be awarded to eligible employees, directors, and consultants in the form of stock options, restricted stock, other awards, and any combination of the foregoing. 2 million shares have been awarded under the 2021 Plan as of the date of these consolidated financial statements for consulting services. As of December 31, 2025, and 2024, there were no options outstanding under the plan.

The Company’s Board of Directors and its majority shareholders approved the 2025 Equity Compensation Plan (the “2025 Plan”) effective as of July 7, 2025. The 2025 Plan authorized the granting of up to 409,500,955 shares of common stock to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units (“RSUs”), other awards, and any combination of the foregoing. No securities have been issued under the 2025 Plan as of the date of these consolidated financial statements.

Non-recourse loans

In January 2020, the Company allowed its employees with vested stock options to exercise with the use of a non-recourse loan agreement for the issuance of 119,139,461 shares of common stock. These loan agreements originally had a maturity date of 48 months from the date of exercise, which was extended by one year in December 2023 to 60 months. An increase of $35 to additional paid in capital was recorded as a result of this modification. The loans carry an interest rate of 1.69%. The loans are required to be consistent with the accounting for stock options, with the exercise price of the stock option being the principal and interest due on the loan.

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

The original fair value of the awards was $3,236, which was expensed in 2020.

As of December 31, 2024, the Company cancelled these non-recourse loans in favor of the employees and the balance of the non-recourse loans as of December 31, 2025, and 2024, was $0.

No shares of the Company’s common stock, options to purchase shares of the Company’s common stock or restricted stock units of the Company have been issued during the years ended December 31, 2025, and 2024.

NOTE 11. WARRANTS

In 2017 Athena Bitcoin, Inc. issued warrants to purchase 202,350 shares of Athena Bitcoin, Inc.’s common stock for $14,005. The warrants provide for a right to purchase common stock in Athena Bitcoin, Inc., priced at $2.00 to $3.00 per share, at an average exercise price of $2.49 per share. The warrants were classified as equity. In January 2020, warrants to purchase 102,350 shares of Athena Bitcoin, Inc. common stock at an average exercise price of $2.00 per share were exercised.

The unexercised warrants to purchase 100,000 shares of Athena Bitcoin, Inc. common stock, at an exercise price of $3.00 per share, remained outstanding as of December 31, 2024 and expired on May 30, 2025.

NOTE 12. RELATED PARTY TRANSACTIONS

Aside from the transactions discussed in NOTE 9. NOTES PAYABLE to these consolidated financial statements, the Company carries a payables balance to Red Leaf Opportunities Fund LP, an entity in which the Company’s principal shareholder, former director and former Chief Executive Officer has a controlling interest in the General Partner, Red Leaf Advisors LLC, for previous purchases of crypto assets. The Company carries a payables balance to Red Leaf Advisors, an entity in which Eric Gravengaard, our former CEO and former director, has controlling interest for previous purchases of crypto assets. On or about April 9, 2025, the Company was notified of a “Turnover Order” dated April 2, 2025, in the amount of $341 for the benefit of Judgment Creditor, SDY Trust, of funds in its possession belonging to Red Leaf Advisors. The Company is a non-party third party on these proceedings. On September 5, 2025, the Company disbursed $341 to SDY Trust resulting in a balance due to Red Leaf Advisors of $66.  The outstanding balance due to Red Leaf Opportunities Fund LP as of December 31, 2025, and 2024, was $66 and $407, respectively, and is recorded in accounts payable, related-party in the consolidated balance sheets.

The Company incurred cash logistics services of $6,537 and $5,156 for the years ended December 31, 2025, and 2024, respectively with Move On Security LLC. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Security, LLC of $112 and $246 as of December 31, 2025, and 2024, respectively.

On February 7, 2024, the Company entered into a service agreement with Move On Tech Service, LLC to provide ATM services for the Company’s ATM operations in various states. Move On Tech Service, LLC is responsible for ATM management, periodic ATM maintenance, installation, and deinstallation. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Tech Service, LLC. During the years ended December 31, 2025, and 2024, the Company incurred $4,955 and $3,858 in services with Move On Tech Service, LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Tech Service, LLC of $77 and $165 as of December 31, 2025, and 2024, respectively.

NOTE 13. FEES ON VIRTUAL VAULT SERVICES

Virtual Vault is a term used in the Armored Car and Cash Transport industry to define a service provided by armored car services for assets considered property of the bank when the bank does not have a physical vault or location in a given state or location. The Fees for virtual vault services included in the Company’s consolidated statements of operations and comprehensive income are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Fees on Virtual Vault Services for the years ended December 31, 2025, and 2024, were $1,580 and $2,059, respectively.

NOTE 14. INCOME TAXES

(Loss) income before income taxes for the years ended December 31, 2025, and 2024, was attributable to the following regions:

	December 31, 2025	December 31, 2024
Domestic	$(7,426)	$14,927
Foreign	737	90
Total (loss) income before income taxes	$(6,689)	$15,017

(Benefit) provision for income taxes for the years ended December 31, 2025, and 2024, consisted of the following:

	December 31, 2025	December 31, 2024
Current:
Federal tax on income	$(772)	$2,230
State and local, net of federal benefit	186	997
Foreign	457	988
Total current	(129)	4,215
Deferred:
Federal tax on income	199	838
State and local, net of federal benefit	(725)	(320)
Total deferred	(526)	518
Total (benefit) provision for income taxes	$(655)	$4,733

The following presents a reconciliation of the income tax provision based on the U.S. Federal statutory tax rate to the total effective tax rate:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
U.S. federal statutory rate	$(1,405)	21.0%	$3,154	21.0%
State income tax, net of federal benefit
California	(50)	0.8	33	0.2
Florida	(101)	1.5	65	0.4
Georgia	(46)	0.7	–	–
Illinois	(79)	1.2	45	0.3
New Jersey	(43)	0.6	33	0.2
Pennsylvania	(54)	0.8	–	–
Texas	150	(2.2)	60	0.4
Others	(355)	5.3	230	1.5
Foreign tax effects:
El Salvador
Statutory tax rate difference between El Salvador and U.S.	95	(1.4)	28	0.2
Other	141	(2.1)	118	0.8
Other foreign
Statutory tax rate difference between other foreign and U.S.	(23)	0.4	(18)	(0.1)
Other	90	(1.3)	64	0.4
Change in valuation allowance	1,063	(15.8)	967	6.4
Tax credits – Foreign tax credits	–	–	(776)	(5.2)
Non-taxable or non-deductible items	101	(1.5)	51	0.3
Other adjustments – return to provision	(116)	1.7	–	–
Other adjustments – amended returns	(23)	0.3	–	–
Other adjustments – withholding taxes	–	–	776	5.2
Other adjustments - Other	–	–	(97)	(0.5)
	$(655)	9.8%	$4,733	31.5%

The Company’s effective tax rate (“ETR”) for the years ended December 31, 2025, and 2024, was 9.8% and 31.5%, respectively. The ETR for the year ended December 31, 2025 of 9.8% was due primarily to the recording of a valuation allowance on deferred tax assets, partially offset by state income tax expense and prior year true-ups, while the ETR for the year ended December 31, 2024, of 31.5%, (which was higher than the U.S. statutory rate of 21.0%) was due primarily to (i) foreign income tax expense (ii) state income tax expense, and (iii) valuation allowance on foreign tax credit deferred tax assets.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities consist of:

	December 31, 2025	December 31, 2024
Deferred tax asset:
Foreign tax credit	$1,645	$2,346
Net operating loss carryforward	329	2
Lease liability	7,322	8,595
Other	2,526	1,099
Gross deferred tax assets	11,822	12,042

Deferred tax liability:
Depreciation and amortization	(1,483)	(2,015)
Right to use asset	(7,318)	(8,595)
Gross deferred tax liability	(8,801)	(10,610)

Less: valuation allowance	(3,409)	(2,346)

Total net deferred tax liabilities	$(388)	$(914)

A valuation allowance of $3,409 and $2,346 was recorded against the Company’s net deferred tax asset balance as of December 31, 2025, and 2024, respectively. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, a portion of the deferred tax asset in 2025 is not more likely not to be realized. The valuation allowance included allowances related to foreign tax credits and other various accruals. As of December 31, 2025, and 2024, the Company has no federal loss carryforwards available to offset federal taxable income, and state loss carryforwards available to offset future state taxable income in the amounts of $7,293 and $74, respectively. As of December 31, 2025, and 2024, the Company also has carryforwards available for credits from taxes paid in foreign jurisdictions of $1,645 and $2,346, respectively.

The following table represents the change in valuation allowance:

	December 31, 2025	December 31, 2024
Valuation allowance – beginning of period	$2,346	$1,379
Allowance taken	1,063	967
Valuation allowance – end of period	$3,409	$2,346

Net cash paid for income taxes consisted of the following:

	December 31, 2025	December 31, 2024
Federal	$602	$3,853
Aggregates state and local jurisdictions	251	278
Disaggregate state and local jurisdictions:
Texas	150	–
Maryland	50	15
Arkansas	60	–
Massachusetts	45	–
Pennsylvania	20	78
Arizona	21	42
Florida	–	402
New Jersey	10	160
Illinois	–	155
Minnesota	–	120
Foreign	622	1,077
Net cash paid for income taxes	$1,831	$6,180

The Company is unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next year.

Activity related to the Company’s uncertain tax positions consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Balance, beginning of year	$–	$–
Increase to tax positions taken during the current year	–	–
Decrease to tax positions taken during the prior year	–	–
Balance, end of year	$–	$–

Major tax jurisdictions are the United States and El Salvador. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of filling of the income tax returns. There are no tax audits in process with any tax authority.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, might have claims against it incidental to the Company’s business including but not limited to tax demands and penalties. While the outcome of any of these matters cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the accompanying consolidated financial statements.

Employee Bonuses

As of December 31, 2025, and 2024, the Company accrued $2,900 and $2,100, respectively, of bonuses to employees and management of the Company and were included in accounts payable and accrued expenses. The bonuses are based on the Company’s performance objectives that were achieved during the respective years. The bonuses, for the year ended December 31, 2025, have not been paid yet. The bonuses, for the year ended December 31, 2024, were paid on March 14, 2025. Performance bonuses are based on management’s periodic review and the amounts are accrued monthly.

Legal Matters

On October 9, 2023, Arley Lozano-Jaramillo (“Lozano”), an individual, commenced proceedings against the Company by filing a complaint with the 11th Judicial Circuit Court for Miami-Dade County, Florida (the “Court”) which named the Company as the defendant. Lozano, either individually or through the entities controlled by him (XPay, Vakano Industries) entered into certain non-binding letters of intent on July 13, 2021 and as of September 2021 (the second letter of intent was a draft and not signed by the parties) pursuant to which Lozano was a seller of certain assets and technology related to XPay Wallet, intellectual property regarding the AthenaPay POS System, XPay POS System and related technology (the “XPay Assets”) for the proposed purchase price of $3,000 and 270,000,000 shares of common stock of the Company (valued at $0.10 per share). The acquisition of the XPay Assets was subject to the execution of a definitive acquisition agreement. No such agreement was finalized nor entered into by the parties. The Company made payments to Lozano for a total amount of approximately $1,600 and Lozano transferred the ownership of XPay Assets to the Company. Lozano alleges breach of contract, promissory estoppel, unjust enrichment, fraud in the inducement and conversion. He asserts the claim for failure to compensate Lozano pursuant to the terms of the purchase price provided in the non-binding letter of intent (and the unsigned draft letter of intent), which includes the remaining amount of the purchase price ($1,400) and 270,000,000 shares of the Company’s common stock. Lozano did not offer any evidence of a signed and binding acquisition agreement. The claim also seeks an award for legal and other costs relating to the proceeding.

The Company disputes the allegations and continues to vigorously defend against them. Accordingly, the Company filed with the Court on February 9, 2024, a motion to dismiss Lozano’s complaint. The Court granted the Company’s motion in part and denied in part, dismissing two of the five causes of action. The Company proceeded to file its counter-complaint against Plaintiff who presented his answer on October 6, 2024. The potential loss related to the identified claim is between $0 and $1,400 and the issuance of 270,000,000 shares of common stock valued at $27,000, the amount of damages that Lozano is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The Company does not believe that it is probable that liability has been incurred December 31, 2025 and December 31, 2024, related to this lawsuit. Currently, trial is scheduled for March 21, 2026.

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

On August 20, 2024, Keon Jackson (“Jackson”), an individual, commenced what was entitled as a “Class Action Complaint” against Athena, filed at the US District Court for the Northern District of Florida (the “Court”). The complaint alleges receipt of unwanted telemarketing text messages in contravention to Federal and State statutes while seeking class certification status. The claim by Jackson is for the award of the statutory amounts as established in the corresponding statutes. On June 18, 2025, the Court issued an Order Granting Motion for Class Certification. Additionally, on July 16, 2025, the Court entered an Order granting in part and denying in part Jackson’s motion for summary judgment. The Court did grant Jackson’s summary judgment under the Florida Telephone Solicitation Act (“FTSA”), in 4,512 instances and where this statute establishes a penalty of $500 per instance. The Court did not adjudicate at that time if violations occurred under the federal Telephone Consumer Protection Act of 1991 (“TCPA”), and such question will be decided in a trial on the merits. However, on December 22, 2025 the parties signed a Settlement Terms Sheet with a structured settlement with a total payment of $4,500 which is currently subject to preliminary and final Court approval.

On September 9, 2024, S.M. on behalf of herself and all others (“S.M.”), an individual, filed a complaint that includes class action allegations, against Athena, Genesis Coin, Inc., and two other defendants, filed at the Common Pleas Court at Cuyahoga County, Ohio. The complaint against Company alleges negligence and violations to the Ohio Products Liability Act because of alleged elder financial scams involving cryptocurrency and the operation of kiosks. S.M. alleges the need for implementing effective and sufficient checks and procedures both at the kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what the Company already has in place. The claim by S.M. against Athena is for an undetermined amount of compensation (which cannot exceed $5,000 under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. On October 25, 2024, S.M. filed its First Amended Class Action Complaint. But the case has been removed to the US District Court for the Northern District of Ohio, Eastern Division, where a motion to dismiss remains pending a decision from the court.

The motion to dismiss filed by Athena continues to be pending, and the parties await for this decision from the Court. There have been no new filings in the case made by S.M. pertaining to any additional amendment to her complaint.

On November 25, 2024, Karen Carew on behalf of herself and all others (“Carew”), an individual, filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Monmouth County (the “State Court”). The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Carew alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Carew against Athena is for an undetermined amount of compensation (which cannot exceed $5,000 under the Class Action Fairness Act of 2005) as well as injunctive relief.

After removing the case to Federal Court, the case got remanded to State Court as Carew filed an amended complaint removing all class action allegations, and becoming a sole plaintiff. Carew then filed a second amended complaint on July 16, 2025 at the State Court where she is still the sole plaintiff. A motion to dismiss filed by Athena has been denied in part, for which the remaining causes of action persist. Athena filed its pleadings on January 16, 2026.

The Company disputes the claims and believes that the allegations are based on flawed legal theories and incorrect factual assumptions, and the Company intends to vigorously defend itself against these claims and allegations including the possibility of asserting counterclaims against Carew. Although the outcome of any litigation is inherently uncertain and may be materially adverse, based on current information, our management does not expect this litigation to have a material adverse effect on our financial condition and results of operations.

On January 21, 2025, Girma Yilma on behalf of himself and all others (“Yilma”), an individual, filed a complaint that includes class action allegations, against Athena, and two other retail establishments as defendants, filed at Colorado’s Arapahoe County District Court. The complaint against the Company alleges negligence and violations to various Colorado statutes such as its consumer protection act, civil theft, unjust enrichment, negligence and negligent design. As in the previous two cases filed by the same plaintiff’s law firm, it alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond to what the Company already has in place. The claim by Yilma against the Company is for an undetermined amount of compensation (which cannot exceed $5,000 under the Class Action Fairness Act of 2005) as well as injunctive relief.

Athena filed a motion to compel arbitration on March 21, 2025. After the Court was fully briefed, the case was administratively closed and referred to obligatory arbitration on August 13, 2025. Yilma initiated the arbitration proceedings under JAMS as established in Athena’s Terms of Service. In JAMS the parties reached a confidential settlement agreement, where the mutual considerations have been completed including the termination of all proceedings with prejudice.

On January 31, 2025, Zamareeh Odoms (“Odoms”), an individual, through counsel sent an extrajudicial claim for $500 against Athena. The claim alleges lack of proper due diligence when recruiting or supervising an employee, agent or representative that caused damages to his person for alleged insults and verbal aggressions made while in the common areas of the office building. However, the individual involved that caused the alleged claims by Odoms is not an employee, agent or representative of the Company, the alleged actions were not within the scope of any duties for Athena and Athena had no control over his employment, actions, or behavior because there is no employment relationship. Therefore, the Company’s assessment of this case at this time is there is no liability by Athena.

No actions have been served upon Athena pertaining to any lawsuit that may have been filed by Odoms. However, the statute of limitation for a tort action in the State of Florida is 2 years, if not properly tolled. Thus, Odoms still has at least a year to file any judicial claims against Athena.

On February 6, 2025, Diane Reynolds on behalf of herself and all others (“Reynolds”), an individual, filed a complaint that includes class action allegations, against Athena and another codefendant, filed at the Circuit County Court of Montgomery in Maryland. The complaint was served upon Athena on March 24, 2025. The complaint against Athena alleges violations to Maryland’s Safe Act, negligence, product liability because of defective design, and violation of the State’s Consumer Protection Act. Similar to the previous akin cases, (i.e., the cases above of S.M. filed on September 9, 2024 and Girma Yilma filed on January 21, 2025) but using a different law firm this time, Reynolds alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Reynolds against Athena is for an undetermined amount of compensation (which cannot exceed $5,000 under the Class Action Fairness Act of 2005) as well as injunctive relief. The case was removed to the United States District Court for the District of Maryland, where Athena filed a Motion to Dismiss on May 23 2025, which is currently pending a decision by the Court.

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

In the complaints against Competitors, it is requested by Iowa for civil penalties of up to $40 per violation of the Consumer Fraud Act because of any misrepresentation, deception or unfair practices. Additionally, it demands the reimbursement of funds of the full transaction to defrauded victims, and a penalty of $5,000 for each violation committed against an older individual. Although Athena believes that its operations can be clearly distinguished, Athena has received multiple requests for information from Iowa in matters substantially similar to those related to the complaints against Competitors.

Despite the pair of requests for information and production of documents, Athena has not been served with, nor is it aware of any, civil action filed against it by Iowa similar to those of the Competitors. Athena continues to cooperate with any information requests as appropriate.

On May 30, 2025, Rachael Gnadinger, Madeline McCausland, and Joanne Nebus-Horning, on behalf of themselves and others similarly situated (collectively, “Gnadinger”), filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Middlesex County. The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Gnadinger alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what Athena already has in place. The claim by Gnadinger against Athena is for an undetermined amount of compensation (which cannot exceed $5,000 under the Class Action Fairness Act of 2005) as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. Athena has requested the removal of the case to the US District Court for the District of New Jersey. However, Gnadinger has moved to request the case be remanded back to the State Court in a September 15, 2025 filing. Therefore, at this time, the parties continue to await the Federal Court’s decision to remand or not the case to the State Court. Once the decision is made, remanded or not, Athena will then move to request that two of the claimants be compelled to arbitrate in accordance to the Terms of Service in effect at the time of their transactions.

On September 8, 2025, the District of Columbia (the “District”), through the Office of the Attorney General, filed a complaint against Athena in the Superior Court of the District of Columbia Civil Division. Pursuant to the complaint, the District alleged that Athena failed to disclose excessive fees and to protect consumers in violation of the District’s Consumer Protection Procedures Act (“CPPA”) and Abuse, Neglect, and Financial Exploitation of Vulnerable Adults and the Elderly Act (the “Financial Exploitation Act”). Specific causes of action include allegations of (1) deceptive trade practices in violation of the CCPA; (2) unfair trade practices in violation of the CCPA; and (3) violations of the Financial Exploitation Act. The lawsuit seeks a declaratory judgment that Athena violated the CPPA and Financial Exploitation Act; a permanent injunction enjoining Athena from violating the Financial Exploitation Act and CPPA, and requiring Athena to (a) remove unconscionable contract terms, including its no-refunds policy, its cap on refunds, and its liability limitation clauses; (b) fully disclose all transaction fees, including the actual percentage markup above the market rate, at the point of sale before consumers insert cash; and (c) institute and implement adequate fraud prevention measures, including appropriate daily and monthly transaction limits and effective fraud detection protocols; enjoin Athena from engaging in money transmissions in the District of Columbia until Athena has required licenses; order Athena to pay damages and restitution for the entire transaction amounts it is alleged to have collected in violation of the CPPA and Financial Exploitation Act; order Athena to pay damages and restitution, for all undisclosed fees it collected within the District in violation of the CPPA and Financial Exploitation Act; award civil penalties of $10 for each violation of the Financial Exploitation Act; award civil penalties of $5 for each violation of the CPPA; and award the District the costs of the action and reasonable attorneys’ fees. On October 31, 2025, ABI filed a motion to dismiss and is currently awaiting the Court’s decision after the matter has been fully briefed by all the parties involved and a hearing is scheduled for March 17, 2026, for its oral arguments.

On September 23, 2025, AML Software, Inc. (“AML”) filed a complaint against Athena, Taproot, PSBC, and Jordan Mirch, an individual, in the United States District Court for the Southern District of Florida (Case 1:25-cv-24378). The complaint alleges, among other things, that Athena and the other defendants misappropriated AML’s proprietary Bitcoin kiosk software source code. The claims asserted include copyright infringement (against all defendants), contributory and vicarious infringement (against Taproot, PSBC and Mr. Mirch), vicarious copyright infringement (against Mr. Mirch), misappropriation of trade secrets under the Defend Trade Secrets Act (against all defendants), unfair competition (against Athena, Taproot and PSBC), and conversion (against all defendants). AML seeks injunctive relief, return or destruction of all versions of the software code, damages including actual, statutory, and exemplary damages, disgorgement of profits, attorneys’ fees, and costs. The complaint alleges that Athena knowingly obtained and used AML’s copyrighted source code through transactions with other defendants and used it on approximately 2,800 Bitcoin kiosks. AML contends that Athena entered into agreements with related entities and ultimately paid approximately $9,000 for the kiosks and associated software, which AML claims improperly included its proprietary source code.

At this stage, Athena is unable to predict the outcome of this litigation or reasonably estimate the potential loss or range of loss, if any. The Company intends to vigorously defend itself against these claims and allegations. As the case has just commenced, Athena has secured counsel in accordance to the indemnity provisions of the agreement between itself and codefendant PSBC.

On November 6, 2025, plaintiff Chris Vaughan filed a putative nationwide class action complaint against ABI in the United States District Court for the Southern District of Florida. The complaint names only ABI as defendant and asserts claims under the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), Fla. Stat. §§ 501.201 et seq., and what plaintiff terms the “Florida Financial Exploitation of Vulnerable Adults Act,” Fla. Stat. § 825.103. Plaintiff alleges that ABI operates Bitcoin ATMs (“Kiosks”) nationwide and has imposed excessive and insufficiently disclosed fees through fee-inclusive exchange rates, misleading or incomplete disclosures, and unfair refund practices, including with respect to scam victims and vulnerable consumers. The putative class consists of all persons in the United States who, during the applicable statute of limitations, used an Athena kiosk to purchase cryptocurrency and were charged a “Kiosk Fee.” Plaintiff seeks injunctive relief, restitution, disgorgement, damages, civil penalties, and attorneys’ fees and costs. As of the date of this letter, ABI has engaged counsel and is moving to file an initial motion to dismiss the case. Still, at this early stage, ABI is unable to predict the outcome or reasonably estimate the potential loss or range of loss, if any.

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

Operating Leases

The Company has entered into certain leases primarily for ATM retail spaces and ATM machines. Operating lease expense is recognized in continuing operations by amortizing the amount recorded as an asset on a straight-line basis over the lease term. The operating lease expense is presented consistently with cost of revenues in the consolidated statements of operations and comprehensive income (loss). In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Balance sheet information, as of December 31, 2025, and 2024, related to operating right-of-use assets and lease liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Right-of-use assets – operating leases	$28,982	$33,613

Operating lease liabilities, current portion	8,751	9,627
Operating lease liabilities, net of current portion	20,369	23,986
Total operating lease liabilities	$29,120	$33,613

Other supplemental information related to operating leases was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.26	3.50
Weighted-average discount rate	15%	15%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,009	$11,367

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

As of December 31, 2025, the Company’s operating leases have remaining lease terms of up to 5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. Variable payments are not based on an index or rate and relate to common area maintenance or ATM relocation expenses. As of December 31, 2025, the operating leases that have been contracted for but have not yet commenced are immaterial.

The operating lease cost are composed of the following:

	December 31, 2025	December 31, 2024
Operating lease cost	$14,009	$11,367
Short term lease cost	777	1,675
Variable lease cost	2,462	856
Total lease cost	$17,284	$13,898

The future lessee lease payments of noncancelable operating leases as of December 31, 2025 are as follows:

Operating Leases
2026	$12,506
2027	10,687
2028	8,496
2029	4,002
2030	1,497
Thereafter	–
Total lease payments	37,188
Less: Imputed interest	8,068
Present value of lease liabilities	$29,120

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of December 31, 2025 and 2024, were $6,400 and $4,679, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2025, through March 6, 2026, the date on which these consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Change in Independent Registered Public Accounting Firm

On September 13, 2024, the Company engaged FGMK, LLC (“FGMK”), as its independent registered accounting firm to replace BF Borgers CPA PC’s (“BF Borgers”). The decision to change independent registered public accounting firms was made by the Board of Directors of the Company.

During the years ended December 31, 2022 and December 31, 2021, and the subsequent period through the engagement of FGMK, the Company did not consult with FGMK with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by FGMK that FGMK concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions to Item 304 of Regulation S-K under the Exchange Act, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

Effective May 6, 2024, the Company dismissed BF Borgers as its independent registered public accounting firm, which dismissal was approved by the Board of Directors of the Company.

BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

BF Borgers’ audit opinion on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021 did contain a modification indicating that the Company’s historical operating losses raise substantial doubt about its ability to continue as a going concern.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through the date of the dismissal of BF Borgers, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports. During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through the date BF Borgers was dismissed, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The SEC has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, the Company may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Maintaining effective internal control over financial reporting are necessary for us to produce reliable financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting were not effective as of December 31, 2025.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2025, management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

As of December 31, 2025, the material weakness in our internal control over financial reporting related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, certain accounts are properly reconciled, controls are properly designed and implemented and internal controls are properly monitored and functioning, and (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Notwithstanding the above identified material weaknesses, management believes the Consolidated Financial Statements as included in Part II of this Annual Report on Form 10-K fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

The Company’s independent registered public accounting firm is not required to attest to the effectiveness of the internal control over financial reporting until after the Company is no longer an “emerging growth company” as defined in the JOBS Act. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting required to be included in Athena Bitcoin’s periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Athena Bitcoin’s reported financial and other information, which would likely have a negative effect on the trading price of the common stock.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

113

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 6, 2026.

Name	Age	Position(s)	DIRECTOR SINCE
Executive Officers
Matias Goldenhörn	49	Chief Executive Officer & Director	August 2022
Carlos Carreño	64	Chief Operating Officer & Director	January 2023
Omar Jimenez	64	Chief Financial Officer & Director	December 2024

Non-Employee Directors
Huaxing “Jason” Lu	38	Director	December 2024
Renata Szkoda	49	Director	December 2024

The following is a biographical summary of the experience of our directors and executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each executive officer serves at the discretion of the Board of Directors and holds office until the officer’s successor is duly elected and qualified, or until the officer’s earlier resignation or removal.

Matias Goldenhörn has been the CEO and Director of the Company since August 2022, He had previously served five years as the Company’s Director – Latin America prior to his appointment as CEO and Director. Mr. Goldenhörn has over 20 years of management experience working with Fortune 500 companies including Walmart, Starbucks, Microsoft and Yum Brands! with specializations in the development of Latin American and Caribbean markets. His entrepreneurial success stems from his founding of Swift Trust a financial technology brand. Mr. Goldenhörn’s strengths include planning and implementing growth strategies, development of multi-national footprint expansions and a record of business development strategies and executions that reflect high yield, year-to-year growth. As a global business leader, he has managed teams near and far, reporting to both corporate officers and regional country directors. He is fully bilingual and has attended business school between 1995 to 1999 at Pontifica Universidad Católica Argentina ’Santa Maria de los Buenos Aires’. The Company believes that Mr. Goldenhörn is highly qualified to serve as Chief Executive Officer and on the Company’s Board because of his business acumen.

Carlos Carreño has been a Director of the Company since January 2023 and Chief Operating Officer of the Company since August 2024. Mr. Carreño served as the Company’s Chief of Staff from August 2023 to August 2024, when he was appointed as Chief Operating Officer. Mr. Carreño served as a consultant to the Company from March 2023 until his appointment to the position of Chief of Staff of the Company. Mr. Carreño served from August 2021 until July 2022, as the Global Head of Financial Crime Compliance for Insigneo Financial Group in Miami, a global broker dealer, developing framework, control structure and governance, and managing five legal entities in Latin America and in the United States. From August 2017 until April 2021, Mr. Carreño was a Managing Director, Chief Compliance Officer, Director of regulatory compliance, Anti-Money-Laundering compliance and governance for Latin America with a global bank of HSBC based out of Mexico City. Mr. Carreño has over 25 years of compliance, risk management, governance and business development experience working with global banks and financial institutions, including IPB CitiBank, Banco Atlantico International, SunTrust Bank, Barclays, Banco Industrial de Venezuela, and Kroll. He is bilingual and attended the University of Central Florida. The Company believes that Mr. Carreño is highly qualified to serve as Chief Operating Officer and on the Company’s Board because of his valuable experience in corporate governance, business development, financial and global risk management and compliance.

Omar Jimenez has served as the Company’s Chief Financial Officer since January 2025 and a Director since December 2024. Mr Jimenez, has held a variety of senior financial management positions during his career. Most recently, from March 2024 through December 2024, Mr. Jimenez served as a Board member, chairman of Audit Committee, Chief Financial Officer and Secretary of 180 Life Sciences Corp. (ATNF:NASDAQ), a clinical stage biotechnology company focused on the development of therapeutics in chronic pain, inflammation, fibrosis, and other inflammatory diseases. The Company recently pivoted business objectives and entered into online casinos and gaming operations using blockchain technology through asset acquisitions. From April 2021 until September 2024, Mr. Jimenez served as the Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer of Golden Matrix Group, Inc. (GMGI:NASDAQ), an established business-to-business and business-to-consumer gaming technology company operating across multiple international markets. From February 2020 until April 2021, Mr. Jimenez served as the Chief Financial Officer and Chief Operating Officer of Alfadan, Inc. a pre-startup that will provide a series of marine specific engines. From September 2016 to January 2020 and from January 2016 to January 2020, Mr. Jimenez served as the Treasurer and Secretary and Chief Financial Officer and Chief Operating Officer, respectively, of Monaker Group, Inc. (MKGI:NASDAQ), a travel services company. Mr. Jimenez also served as a member of the Board of Directors of Monaker Group, Inc. from January 2017 to August 2019. From May 2009 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from June 2004 to May 2009, he served as President and Chief Financial Officer at American Leisure Holdings, Inc. (AMLH:NASDAQ & ALG:AIM), focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University. The Company believes that Mr. Jimenez is highly qualified to serve as Chief Financial Officer and on the Company’s Board because of his financial background and business acumen.

Huaxing “Jason” Lu has been a Director of the Company since December 2024, previously serving as a Director of the Company from March 2020 until January 2023. Mr. Lu has been a managing director at Komodo Bay Capital and Chief Investment Officer of KGPLA, since May 2020. Prior to joining Komodo Bay Capital, he was a trader at 4170 Trading from February 2018 until May 2020, where he started and ran the cryptocurrency focused subsidiary, Grapefruit Trading. From March 2017 until February 2018, Mr. Lu worked in numerous other trading roles at Old Mission Capital, and prior to 2017, at MSR Investments (2011-2017). Mr. Lu graduated from the University of Illinois Urbana-Champaign in 2008 with a dual degree in Electrical Engineering and Economics. The Company believes that Mr. Lu is highly qualified to serve on the Company’s Board because of his business acumen.

Renata Szkoda has been a Director of the Company since December 2024. Ms. Szkoda has served as the Chief Financial Officer of Scout Group LLC, a global proprietary trading firm that leverages advanced technology, deep market expertise, and quantitative research to capitalize on opportunities across financial markets, since May 2025. Ms. Szokda is also expected to become a member of the Board of Directors of Meshflow Acquisition Corp., a Special Purpose Acquisition Company, upon the effectiveness of its Registration Statement on Form S-1. Previously, Ms. Szkoda served as Chief Financial Officer of INX Digital Company, Inc.(“INX”)(OTCKMKTS:INXDF), the owner of digital asset trading platforms, from May 2022 until May 2024. Prior to joining INX, she was a director of finance for Galaxy Digital, the financial services and investment management firm offering institutional-grade products and services in digital assets, from November 2020 to May 2022. From July 2014 to May 2022, Ms. Szkoda served as Chief Financial Officer and Chief Operating Officer of Blue Fire Capital, LLC. She had previously held various financial and accounting positions. Ms. Szkoda is a seasoned financial executive who offers extensive experience in regulated capital markets and a strong record of achievement in building financial infrastructure and enabling business expansion via financial solutions and delivering results with laser focus on financial performance. She currently serves as chair of the Global Digital Asset & Cryptocurrency Association, a global self-regulatory association for the digital assets and cryptocurrency industry which she co-founded. Ms. Szkoda graduated from the University of Illinois at Chicago in 1999 with a degree in Accounting (B.S.). The Company believes that Ms. Szkoda is highly qualified to serve on the Company’s Board because of her financial background and business acumen.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Structure

Our business and affairs are managed under the direction of our Board, which currently consists of five members. Each of our current directors will continue to serve until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. The Board will stand for election at each annual meeting of stockholders. Each director will hold office for a one-year term and until the election and qualification of his or her successor. The authorized number of directors is set in our bylaws and can be determined from time to time solely by resolution of the Board.

We face a number of risks, including those described under the section titled “Risk Factors” included elsewhere in this Report. Our Board of Directors believes that risk management is an important part of establishing, updating, and executing on the Company’s business strategy. Our Board, as a whole and at the committee level, has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations and the financial condition and performance of the Company. Our Board focuses its oversight on the most significant risks facing the Company and, on its processes, to identify, prioritize, assess, manage, and mitigate those risks. While our Board has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on the Company.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Board Committees

We do not currently have any committees of the Board.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2025, the Board held 4 meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above. All directors attended at least 75% of the Board of Directors’ meetings during fiscal year 2025. The Company did not hold an annual meeting in 2025 or 2024. The Company does not have a policy regarding director attendance at annual meetings.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Chief Financial Officer and/or Secretary, at 1 SE 3rd Avenue Suite 2740, Miami, Florida 33131, who upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Insider Trading / Anti-Hedging Policies

The Company has not yet adopted formal written insider trading policies and procedures governing the purchase, sale or other disposition of the Company’s securities by its directors, officers or employees, or by the Company itself, that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and any applicable listing standards.

The Company currently has a centralized management structure consisting of a small number of executive officers and directors. Other than the Company’s Chief Executive Officer, Matias Goldenhörn, the Company has no other officers or employees who hold equity securities of the Company. Trading in the Company’s securities has historically been limited.

In light of the Company’s concentrated ownership structure and limited trading activity, the Company has not to date adopted a formal written insider trading policy. Notwithstanding the absence of a formal policy, the Company and its Chief Executive Officer, other executive officers and directors, are aware of and comply with applicable federal and state securities laws relating to insider trading.

The Company expects to adopt formal insider trading policies and procedures designed to promote compliance with applicable insider trading laws and regulations in the near future.

Policy on Timing of Equity Award Grants

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistleblowing or the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests a copy of our Code of Ethics in writing by contacting us at our address provided in this Report. We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions in a Current Report on Form 8-K.

Involvement in Certain Legal Proceedings

Except as otherwise disclosed below in paragraph (a), none of our directors and executive officers has been involved in any of the following events during the past ten years:  (a) any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing, except that Mr. Goldenhörn filed for personal bankruptcy through the filing of a Chapter 7 bankruptcy petition in 2019 and the bankruptcy was discharged in 2020. (b)any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);  (c)being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;  (d)being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity; (e)being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;  (f) being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;  (g)being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (h)being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors. The indemnification agreements have been effective since the beginning of the term of each respective director and require us to indemnify these individuals to the fullest extent permitted by Nevada law.

Potential Conflicts of Interest

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

Additionally, we frequently engage in a wide variety of transactions and maintain relationships with a significant number of other firms in the broad economy surrounding Bitcoin, blockchain and other crypto assets. These transactions and relationships could create potential conflicts of interest in management decisions that we make. For instance, certain officers, directors, and employees of the Company are active investors in crypto projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large shareholders also make investments in these crypto projects.

If we fail to manage these conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years of 2024 and 2025, information regarding each element of all compensation awarded to, earned by or paid to Matias Goldenhörn, our Chief Executive Officer (since August 4, 2022), Tina Gregory, our Chief Financial Officer (August 24, 2022 to May 27, 2024), Eyal Segal, our Interim Chief Financial Officer (May 2024 to January 2025), Omar Jimenez, our Chief Financial Officer (since January 15, 2025) and Carlos Carreño, our Chief Operating Officer (since August, 2023), our named executive officers (collectively, the “Named Executive Officers” or “NEOs”). No other executive officers or directors received annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non- Equity	Nonqualified	All Other	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Matias Goldenhörn (1)	2025	437,988	875,000	–	–	–	–	–	1,312,988
Chief Executive Officer	2024	401,028	500,000	–	–	–	–	–	901,028

Omar Jimenez (2)	2025	288,814	75,500	–	–	–	–	–	364,314
Chief Financial Officer	2024	–	–	–	–	–	–	–	–

Carlos Carreño (3)	2025	329,867	390,500	–	–	–	–	–	720,367
Chief Operating Officer Chief of Staff	2024	259,167	86,250	–	–	–	–	–	350,417

Tina Gregory (4)	2025	–	–	–	–	–	–	33,000	33,000
Former Chief Financial Officer	2024	100,517	100,000	–	–	–	–	–	200,517

Eyal Segal	2025	71,397	–	–	–	–	–	47,917	119,314
Former Interim Chief Financial Officer	2024	150,643	–	–	–	–	–	74,876	225,519

(1)

For the year 2025, the bonus of $875,000 represents the sum of the $750,000 bonus that was accrued and awarded to our CEO for fiscal year 2024, and paid in March 2025, and $125,000 deferred bonus that was accrued and awarded to our CEO for fiscal year 2023, and paid in March 2025, excludes 43,564,230 shares of common stock agreed to be issued to Mr. Goldenhörn in fiscal 2021 in consideration for services provided as the Director of Latin America of the Company, which have not been issued as of December 31, 2025; and further excludes 15,000,000 shares agreed to be awarded to Mr. Goldenhörn as equity compensation in fiscal year 2022 for his services as the CEO of the Company, which shares have not been issued as of December 31, 2025.

For the year 2024, the bonus of $500,000 represents the bonus that was accrued and awarded to our CEO for fiscal year 2023, and paid in March 2024; excludes 43,564,230 shares of common stock agreed to be issued to Mr. Goldenhörn in fiscal 2021 in consideration for services provided as the Director of Latin America of the Company, which have not been issued as of December 31, 2025; and further excludes 15,000,000 shares agreed to be awarded to Mr. Goldenhörn as equity compensation in fiscal year 2022 for his services as the CEO of the Company, which shares have not been issued as of December 31, 2025.

(2)	Mr. Jimenez as the Company’s Chief Financial Officer, became the Company’s employee as of January 15, 2025.

(3)

For the year 2025, the bonus of $390,500 represents the amount that was accrued and awarded to our COO for fiscal year 2024 and paid in March 2025.

For the year 2024, includes $86,250 bonus accrued and awarded in fiscal year 2023 and paid in March 2024.

(4)	Ms. Gregory as the Company’s Chief Financial Officer, became the Company’s employee as of October 1, 2023 pursuant to the terms of the Offer Letter dated as of October 1, 2023. Includes $100,000 of bonus accrued and awarded in fiscal year 2023 and paid in March 2024. Ms. Gregory resigned as the Company’s Chief Financial Officer effective May 27, 2024, and her resignation was accepted by the Company’s Board of Directors.

Employee Bonuses

As of December 31, 2025, and 2024, the Company accrued $2.9 million and $2.1 million, respectively, of bonuses to employees and management of the Company and were included in accounts payable and accrued expenses. The bonuses are based on the Company’s performance objectives that were achieved during the respective years. The bonuses, for the year ended December 31, 2025, have not been paid or allocated to the employees yet. The bonuses, for the year ended December 31, 2024, were paid on March 14, 2025. Performance bonuses are based on management’s periodic review and the amounts are accrued monthly.

Outstanding Equity Awards at 2025 Fiscal-Year End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2025; (ii) did not have any outstanding equity awards as of December 31, 2025, except as discussed below; and (iii) had no options exercised by its Named Executive Officers during the year ended December 31, 2025.

There are no outstanding options as of December 31, 2025.

Compensation of Directors

Summary Director Compensation Table

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a non-executive director of the Company during the year ended December 31, 2025. Other than as set forth in the table and described more fully below, the Company did not pay any fees, make any equity or non-equity awards, or pay any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in cash	Stock Awards	Option Awards	All Other Compensation	Total

Renata Szkoda	$25,000	$–	$–	$–	$25,000
Huaxing “Jason” Lu	$25,000	$–	$–	$–	$25,000

The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

We reimburse directors for their reasonable out-of-pocket expenses, including travel, food, and lodging, incurred in attending meetings of our Board and/or its committees. Independent directors receive a quarterly stipend of $6,250.

Consulting Agreements and Offer Letters with Officers and Directors

The Company’s operating subsidiary, Athena Bitcoin, Inc. entered into an Independent Contractor Agreement as of January 1, 2022, with Antonio Valiente for certain legal services, primarily related to, but not limited to, managing the legal and regulatory requirements for the Company’s global operations as Athena Bitcoin’s Deputy General Counsel. Mr. Valiente’s agreement provided for a monthly compensation of $8,500 for 20 hours of work per week (increased to $18,056 per month from October 2023 through March 31, 2025 and reverted back, as of April 1, 2025, to $8,500 for 20 hours of work per week). The Agreement can be terminated at any time by either party with two weeks’ notice. The agreement contains customary confidentiality requirements binding Mr. Valiente.

Carlos Carreño entered into a Consulting Agreement with the Company as of March 15, 2023 to provide certain advisory and consulting compliance services with respect to the Company’s business operations. Mr. Carreño was compensated based on an hourly fee of $200 per hour. The agreement contains customary confidentiality and intellectual property requirements binding Mr. Carreño. The Agreement was terminated in July 2023 upon Mr. Carreño’s appointment as the Company’s Chief of Staff. There are currently no agreements between Mr. Carreño and the Company. Separately, the Company entered into an Offer Letter with Mr. Carreño on August 15, 2023. Pursuant to the Offer Letter Mr. Carreño was offered and he accepted employment as Chief of Staff of the Company, reporting to Matias Goldenhörn, CEO. Mr. Carreño’s compensation as provided in the Offer Letter was an annual salary of $230,000, plus a target discretionary yearly bonus, based on the Company’s performance and Mr. Carreño’s individual performance. The amounts of such bonuses, if awarded, will be at the sole discretion of the Company as determined by its Board of Directors. In addition, the Offer Letter stipulates that the Company may need to change his assignments, positions, and compensation levels to meet changing business needs and conditions. On August 14, 2024, Mr. Carreño was promoted to Chief Operating Officer.

Mr. Omar Jimenez is party to an Offer Letter dated December 11, 2024 with the Company. Pursuant to the Offer Letter, Mr. Jimenez was offered employment as Chief Financial Officer of the Company reporting to Matias Goldenhörn, CEO. Mr. Jimenez’s compensation was set at an annual salary of $300,000 plus a discretionary bonus, based on the Company’s performance and Mr. Jimenez’s individual performance, with a target of 50% of his base salary. The amounts of such bonuses, if awarded, will be at the sole discretion of the Company and are not guaranteed. The terms, conditions, and payment of such bonuses will be communicated by the Company and are subject to applicable taxes and deductions. In addition, the Company agreed to grant Mr. Jimenez Options to purchase 10 million shares of common stock of the Company, vesting in equal annual installments over three years from his start date, provided he remains employed with the Company, which options have not been granted to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our capital stock outstanding as of February 15, 2026, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and named executive officers as a group.

The column titled “Percent Owned” is based on a total of 4,095,009,545 shares of our common stock outstanding as of December 31, 2025.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules attribute beneficial ownership of securities as of a particular date to persons who hold options or warrants to purchase shares of common stock and that are exercisable within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Athena Bitcoin Global, 1 SE 3rd Avenue, Suite 2740, Miami, Florida 33131.

Name of Beneficial Owner	Number of shares beneficially owned		Percent Owned

Directors and Named Executive Officers
Matias Goldenhörn, CEO & Director	62,920,653	(1)	1.5%
Carlos Carreño, COO & Director	–		–
Omar Jimenez, CFO & Director	–		–
Huaxing “Jason” Lu, Director	–		–
Renata Szkoda, Director	–		–
	–		–
All Named Executive Officers and Directors as a Group (5 persons)	62,920,653		1.5%

5% Stockholders
Michael Komaransky (2)	1,521,141,192		37.1%
Eric Gravengaard (3)	1,126,484,100		27.5%
Tom Kerestes (4)	429,494,749		10.5%

___________________

(1)	Includes the award of 43,564,230 shares of common stock agreed to be made to Mr. Goldenhörn in fiscal 2021 in consideration for services rendered as the Director of Latin America which have not been issued; and 15,000,000 shares agreed to be awarded to Mr. Goldenhörn as equity compensation in fiscal year 2022 for his services as the CEO of the Company, which shares have not been issued as of December 31, 2025, but which shares are issuable to Mr. Goldenhörn at any time upon his request, and which shares he is therefore deemed to beneficially own in accordance with applicable SEC rules.
(2)	Consists of: 1,521,141,192 shares of common stock held of record by Athena Equity LLC, an entity beneficially owned and controlled by Mr. Komaransky, and whose Chief Investment Officer is Huaxing “Jason” Lu, our director.
(3)	Consists of: (i) 863,960,473 shares of common stock held of record by Eric Gravengaard, as Trustee of the Eric L. Gravengaard Trust of 2011 (the “Trust”), which shares Eric Gravengaard is deemed to beneficially own due to his position as trustee of the Trust and (ii) 262,523,604 shares of common stock held of record by Eric Gravengaard and does not reflect the ongoing transfer of 262,523,604 shares of common stock from Mr. Gravengaard to Liberty Digital Holdings, LLC. which has not been completed as of December 31, 2025, which transfer is required pursuant to the terms of a court order relating to an ongoing legal matter between Mr. Gravengaard and Liberty Digital Holdings LLC. Mr. Gravengaard resigned as the Company’s CEO on August 4, 2022. Address: 701 Foxdale Ave, Winnetka, IL 60093.
(4)	Consists of: (i) 191,454,966 shares of common stock held of record by Swingbridge Crypto I LLC; (ii) 50,271,880 shares of common stock held of record by Swingbridge Crypto II LLC; (iii) and 187,767,903 shares of common stock held of record by Swingbridge Crypto III LLC. Swingbridge LLC is the manager of Swingbridge Crypto I LLC, Swingbridge Crypto II LLC and Swingbridge Crypto III LLC and Tom Kerestes is the manager of Swingbridge LLC together with Rob Levy. Mr. Kerestes is one of the beneficial owners of Swingbridge LLC, an entity that is a manager of the three Swingbridge Crypto LLCs that hold the shares of the Company’s common stock, as set forth herein above.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2025, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders	2,000,000	(1)	$–	98,000,000
Equity compensation plans not approved by stockholders	–		–	–
Total	2,000,000	(1)	$–	98,000,000

(1) 2,000,000 shares of common stock issuable upon the settlement of certain outstanding RSUS.

Athena Bitcoin, Inc. 2016 Equity Incentive Plan

Athena Bitcoin’s directors and shareholders have adopted the Athena Bitcoin, Inc. 2016 Equity Compensation Plan effective as of October 1, 2015, which plan was amended and restated on January 29, 2020 (the “2016 Plan”).

The 2016 Plan provides an opportunity for any employee (or in some cases directors) of Athena Bitcoin, subject to limitations provided by federal or state securities laws, to receive (a) incentive stock options, and (b) non-qualified stock options. No shares of common stock are available for the grant of awards under the 2016 Plan.

Athena Bitcoin Global 2021 Equity Compensation Plan

In October 2021, the Company’s Board of Directors and its majority shareholders approved the Company’s 2021 Equity Compensation Plan (the “2021 Plan”) providing for up to 100 million awards of shares of the Company’s common stock.

Awards under the 2021 Plan can be made to employees, directors or consultants, subject to applicable law, in the form of nonstatutory stock options, stock appreciation rights, restricted stock, and restricted stock units and can also be made to employees in the form of incentive stock options.

Athena Bitcoin Global 2025 Equity Incentive Plan

On July 2, 2025, the Company’s Board of Directors approved the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), which was approved and ratified by the stockholders of the Company on July 7, 2025.

The 2025 Plan provides for the grant of awards to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units (“RSUs”), other awards, and any combination of the foregoing. In making such determinations, the Board of Directors (the “Board”) or Compensation Committee may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board or Compensation Committee, in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2025 Plan is 409,500,955.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13,, there were no transactions during the years ended December 31, 2025, or 2024, to which we were a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this registration statement. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On January 31, 2020, the Company entered into a securities purchase agreement for Convertible Debenture with KGPLA Holdings LLC (the “Lead Investor”), an entity in which Mike Komaransky, a former director and 40.8% beneficial owner of the Company has a controlling interest and is Manager of such entity, and whose Chief Investment Officer is Huaxing “Jason” Lu, our director. The Secured Convertible Debenture provided for a principal amount of $3 million, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined in the securities purchase agreement is 8% per annum. The Secured Convertible Debenture was convertible into shares of the Company’s common stock at a conversion price equal to $0.012 per share or, if lower, a price determined by specified formulas depending on the type of conversion event: (a) upon the next sale (or series of related sales) by the Company of additional equity securities under an exemption from registration available under the rules promulgated under the Securities Act, from which the Company receives gross proceeds of not less than $3 million (the “Next Equity Financing”); provided that, for clarification, this is not meant to include any actions or listing for trading on the OTC Markets, the conversion price will be the lesser of (i) the lowest per share purchase price of the equity securities issued in such financing, reduced by a 20% discount, or (ii) the price per share equal to a valuation cap of $70,282,176 (the “Valuation Cap”), divided by the Company’s fully diluted capitalization immediately prior to the financing; (b) in the event of our first underwritten public offering of common stock under the Securities Act whereby the our common stock is listed or admitted for trading on a national stock exchange in the United States, as reported on the principal national security exchange or quotation system on which such security is quoted or listed (“IPO”), the conversion price will be the lesser of (i) the lowest per share purchase price of equity securities issued in the IPO, reduced by a 20% discount, or (ii) 90% of the quotient obtained by dividing the Valuation Cap by the fully diluted capitalization immediately prior to the IPO; (c) in connection with a corporate transaction, including certain mergers, consolidations, changes of control or sales of substantially all assets, the conversion price will equal the Valuation Cap divided by the fully diluted capitalization immediately prior to such transaction; and (d) for conversions occurring at or after maturity or at the option of the investor at any time, the conversion price will also equal the valuation cap divided by the fully diluted capitalization immediately prior to such conversion. “Fully diluted capitalization” includes all outstanding shares of capital stock on an as-converted basis and reserved equity incentive shares, but excludes certain debt instruments with an aggregate face value of $500,000 or less, specified Secured Convertible Debenture and SAFEs or SAFTs of up to $500,000.

On November 24, 2025, the Company voluntarily repaid in full the outstanding balance of approximately $3 million plus accrued interest of $36thousand owed to KGPLA under the Secured Convertible Debenture for a total payment of $3.036 million. In connection with the repayment of all amounts owed pursuant to the Secured Convertible Debenture, the obligations and commitments owed by the Company to KGPLA under the (a) Secured Convertible Debenture, (b) a Senior Secured Loan Agreement entered into between KGPLA (and certain other borrowers named therein) and the Company dated May 15, 2023, and (c) a Security Agreement dated May 15, 2023, between KGPLA and the Company, each as amended from time to time, were terminated and all collateral associated therewith is required to be released by KGPLA. The voluntary prepayment was made using cash on hand and the Company did not incur any prepayment penalties in connection with the repayment.

As of December 31, 2025, and 2024, the outstanding principal amount of the Secured Convertible Debenture was $0 and $3 million, respectively.

The Secured Convertible Debenture is described in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Financing Transactions- Convertible debt, related-party”.

As of May 15, 2023, the Company entered into a certain Senior Secured Loan Agreement, as amended (the “Loan Agreement”) and Senior Secured Revolving Credit Promissory Note (the “Revolving Credit Note”) with KGPLA. The Revolving Credit Note allows the Company to borrow up to $4,000 for the operations of its New Bitcoin ATMs, as defined in the Loan Agreement, with a maturity date of May 15, 2024. Fees for these borrowings are calculated based on a percentage of the gross daily receipts generated from these machines and are recorded as part of Cost of Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) . As of December 31, 2023 the outstanding principal of the Revolving Credit Note was $4 million. In connection with the above loan transaction and issuance of Revolving Credit Note, the Company granted KGPLA a first priority lien and security interest in and to all of the Company’s assets, except for property previously pledged to Banco Hipotecario, and with respect to such assets, the Company granted the Lender a second priority lien. The principal of $4 million together with applicable fees was repaid in full as of March 28, 2024.

Eric Gravengaard, a greater than 10% shareholder of the Company and former director, agreed to be a personal guarantor (as the Company’s more than 10% shareholder) in connection with the Company’s grant of certain business licenses. Mr. Gravengaard received $10 thousand (through December 31, 2025) for providing his personal guaranty in 2022 and $5 thousand in 2023, $0 in 2024 and $0 in 2025.

The Company carries a payables balance to Red Leaf Advisors, an entity in which Eric Gravengaard, our former CEO and former director, has controlling interest for previous purchases of crypto assets. The outstanding balance due to Red Leaf Advisors was $66 thousand and $407 thousand as of December 31, 2025, and 2024, and is recorded in accounts payable, related party in the Consolidated Balance Sheets. On or about April 9, 2025, the Company was notified of a “Turnover Order” dated April 2, 2025, in the amount of $341 thousand for the benefit of Judgment Creditor, SDY Trust, of funds in its possession belonging to Red Leaf Advisors. The Company is a non-party third party on these proceedings. A Motion to Vacate the Turnover Order was filed as the amount in question is a $407 thousand liability on the balance sheet of the Company. However, in order to avoid further legal expenses, On September 5, 2025, the Company disbursed $341,000 to SDY Trust resulting in a balance due to Red Leaf Advisors of $66 thousand.

The Company incurred cash logistics services of $6.537 million and $5.156 million for the years ended December 31, 2025, and 2024, respectively with Move On Security LLC.. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Security, LLC of $112 thousand and $246 thousand as of December 31, 2025, and 2024, respectively.

On February 7, 2024, the Company entered into a service agreement with Move On Tech Service, LLC to provide ATM services for the Company’s ATM operations in various states. Move On Tech Service, LLC is responsible for ATM management, periodic ATM maintenance, installation, and deinstallation. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Tech Service, LLC. During the years ended December 31, 2025, and 2024, the Company incurred $4.955 million and $3.858 million in services with Move On Tech Service, LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Tech Service, LLC of $77 thousand and $165 thousand as of December 31, 2025, and 2024, respectively.

Registration Rights

We are party to an Investors’ Rights Agreement dated as of January 31, 2020, as amended as of February 14, 2025 which was entered into in connection with the Company’s issuance of 8% Convertible Debentures with the Lead Investor and the Key Holder, defined below, and in the Investors Rights Agreement, which grants them certain registration rights with respect to our common stock, as discussed below.

Demand Registration Rights

At any time beginning after the earlier of one hundred eighty (180) days after the effective date of a registration statement for the Company’s first underwritten public offering of its common stock or five (5) years after the date of the Investors’ Rights Agreement, the holders of 30% or more of the registrable securities then outstanding (or a lesser percent if the anticipated aggregate offering price, net of underwriting discounts and commissions would exceed $15 million) may make a written request that we register all or a portion of their shares, subject to certain specified exceptions. The holders of shares having registration rights are entitled to written notice from the Company. We will prepare and file a registration statement as requested, unless, in the good faith judgment of our Board, such registration would be seriously detrimental to the Company and its stockholders and filing should be deferred. We are not obligated to effect more than two of these registrations within any 12-month period or if the holders’ proposed registered securities may be immediately registered on Form S-3.

If at any time after the earlier of (i) five (5) years after the date of the Investors’ Rights Agreement or (ii) one hundred eighty (180) days after the effective date of a registration statement for the Company’s first underwritten public offering of its common stock, the Company receives a request from either the Lead Investor or holders of thirty percent (30%) of the registrable securities then outstanding that the Company file a Form S-1 registration statement with respect to at least thirty percent (30%) of the registrable securities then outstanding (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $15 million), then the Company shall (x) within ten (10) days after the date such request is given, give a demand notice to all holders other than the initiating holders; and (y) as soon as practicable, and in any event within sixty (60) days after the date such request is given by the initiating holders, file a Form S-1 registration statement under the Securities Act covering all registrable securities that the initiating holders requested to be registered and any additional registrable securities requested to be included in such registration by any other holders, as specified by notice given by each such holder to the Company.

Notwithstanding the above, the Company may delay a requested registration for up to 90 days if its Chief Executive Officer certifies that, in the Board of Directors’ good faith judgment, allowing the registration to proceed or remain effective would materially harm the Company or its stockholders. Such harm may arise from materially interfering with a major acquisition, corporate reorganization, or similar transaction; prematurely disclosing material confidential information; or preventing compliance with Securities Act or Exchange Act requirements. This deferral right can be invoked only once per twelve-month period, and during the 90-day deferral, the Company may not register securities for itself or others, except for Excluded Registrations.

The agreement also restricts the Company from granting subsequent registration rights without the prior written consent of holders of at least 25% of the then-outstanding registrable securities. Specifically, the Company may not enter into any agreement with other holders or prospective holders of its securities that would allow them to include securities in a registration if doing so would reduce the amount of registrable securities held by existing holders included in such registration, or that would give them the right to demand registration of their securities.

Form S-3 Registration Rights

At any time after we are qualified to file a registration statement on Form S-3, if ever and subject to limitations and conditions, the holders of 35% or more of the registrable securities then outstanding are entitled to written notice of such registration and may make a written request that we prepare and file a registration statement on Form S-3 under the Securities Act covering their shares, so long as the aggregate price to the public, net of the underwriters’ discounts and commissions, is at least $5,000,000. We will prepare and file the Form S-3 registration as requested, unless, in the good faith judgment of our Board of Directors, such registration would be seriously detrimental to the Company and its stockholders and filing should be deferred. We may defer only once in any 12-month period, and such deferral shall not exceed 90 days after receipt of the request. In addition, we are not obligated to prepare or file any of these registration statements (i) within 180 days after the effective date of a registration statement pursuant to demand or piggyback registration rights or (ii) if two of these registrations have been completed within any 12-month period.

In accordance with the Investors’ Rights Agreement, the Company delivered the required notice of a proposed filing in a timely manner, of the Company’s initial registration statement on Form S-1 and the holders elected not to include in the registration statement any of the common stock issuable upon the conversion of their respective Convertible Debentures.

Piggyback Registration Rights

In addition to the above, if the Company plans to register any of its securities for a public offering solely for cash (excluding (i) a registration relating to the sale or grant of securities to employees of the Company or a subsidiary pursuant to a stock option, stock purchase, equity incentive or similar plan; (ii) a registration relating to an SEC Rule 145 transaction; (iii) a registration on any form that does not include substantially the same information as would be required to be included in a registration statement covering the sale of the Registrable Securities; or (iv) a registration in which the only common stock being registered is common stock issuable upon conversion of debt securities that are also being registered), it must promptly notify the counterparties to the Investors’ Rights Agreement. Holders then have twenty (20) days to request that their registrable securities be included, and the Company must register those securities if so requested. The Company may terminate or withdraw any registration before it becomes effective, regardless of holder participation, and the Company will bear all expenses of a withdrawn registration, excluding selling expenses.

Termination of Rights

The right of any counterparty to the Investors’ Rights Agreement to request registration or inclusion of registrable securities in any registration statement as described therein terminates upon the earlier of (a) such time after consummation of an initial public offering as Rule 144 or another similar exemption under the Securities Act is available for the sale of all of such holder’s shares without limitation during a three- month period without registration; or (b) the tenth (10th) anniversary of the date of the Investors’ Rights Agreement.

Right of First Refusal and Co-Sale Agreement

In connection with the offering of the 8% Convertible Debentures, Eric Gravengaard, the Company’s, then current director and principal shareholder (the “Key Holder”), and investors in the 8% Convertible Debentures (the “Investors”), entered with the Company into a Right of First Refusal and Co-Sale Agreement dated as of January 31, 2020 (the “RFR Agreement”), pursuant to which the Key Holder granted to the Company the right of first refusal to purchase all or any portion of common stock that the Key Holder proposes to transfer, at the same price and terms as offered to the proposed transferee. The right of first refusal is subject to certain notice requirements and applicable purchase terms. The Key Holder also agreed to grant to the Investors, secondary refusal right to purchase all or any portion of the common stock proposed to be transferred by the Key Holder that has not been purchased by the Company pursuant to the right of first refusal. The grant of the secondary refusal right is subject to certain notice requirements and additional purchase terms as set forth in the RFR Agreement. The agreement remains in place until the date of the final prospectus relating to the Company’s initial public offering a. The shares of common stock held by Mr. Gravengaard are restricted from being transferred, except pursuant to the terms of the RFR Agreement while that remains in place.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors. The indemnification agreements, our Amended Articles, and our restated bylaws, require us to indemnify our Directors to the fullest extent not prohibited by Nevada law. Subject to certain limitations, our restated bylaws also require us to advance expenses incurred by our directors and officers.

Conflicts of Interest and Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be reviewed by our Board of Directors and determined in accordance with the applicable provisions of Nevada law, and specifically pursuant to Section 78.140 of the Nevada Revised Statutes, which provides restrictions on transactions involving interested directors or officers, including requirement of full disclosure of such interest to the Board of Directors, abstention from voting on the matter involving conflict of interest and the determination of the fairness of the transaction.

Director Independence

Our Board of Directors has determined that Huaxing “Jason” Lu and Renata Szkoda are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is FGMK, LLC, Chicago, IL Auditor Firm ID:3968 (“FGMK”)who have audited our financial statements for the years ended December 31, 2025, and 2024.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by FGMK. FGMK has served as the Company’s independent registered public accounting firm since 2024. See “Item 9 - Change in Independent Registered Public Accounting Firm”.

FGMK	Year Ended December 31, 2025	Year Ended December 31, 2024
	(in thousands)	(in thousands)
Audit fees	$422.5	$300.0
Audit related fees	25.5	–
Tax fees	159.0	4.8
Total	$607.0	$304.8

Audit fees consist of amounts for professional services rendered for the audit of our year-end financial statements and services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

Audit-Related Fees. Audit-related services consist of amounts for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. The aggregate amount of fees for tax planning, tax advice and tax compliance for the years ended December 31, 2025, and 2024 totaled $159 thousand and $4.8 thousand, respectively.

All Other Fees. We did not incur fees for any other services for both the year ended December 31, 2025 and 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements

(2) Financial Statement Schedules:

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K

				Incorporated by Reference
Exhibit Number		Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
2.1		Articles of Merger of GamePlan, Inc., as filed on December 31, 1991		Form 10	3.3(i)	9/23/1999	000-27435
2.2		Share Exchange Agreement dated January 14, 2020 by and among GamePlan, Inc., Athena Bitcoin, Inc. and certain of its shareholders		S-1	2.3	2/10/2022	333-262629
3.1		Articles of Incorporation for GamePlan Inc., a Nevada corporation, as filed on December 26, 1991		Form 10	3.1	9/23/1999	000-27435
3.2		Articles of Amendment to the Articles of Incorporation filed on December 30, 1993		Form 10	3.3(i)(i)	9/23/1999	000-27435
3.3	*	Amendment to the Articles of Incorporation dated October 12, 2018	X
3.4	*	Amendment to the Articles of Incorporation of GamePlan, Inc. filed on January 22, 2020	X
3.5	*	Amended and Restated Articles of Incorporation of GamePlan, Inc. filed on May 13, 2020	X
3.6	*	Amendment to the Articles of Incorporation of GamePlan, Inc. filed on April 6, 2021	X
3.7		Second Amended and Restated Articles of Incorporation filed on January 11, 2023		S-1/A	3.6	11/13/2023	333-262629
3.8		Amended and Restated Bylaws adopted as of November 4, 2022		S-1/A	3.11	11/13/2023	333-262629
4.1		Form of common stock certificate of the registrant.		S-1/A	4.1	3/17/2022	333-262629
4.2		Form of Amended and Restated Convertible Debenture dated as of May 15, 2023		S-1/A	4.6	11/13/2023	333-262629
4.3		Restricted Stock Unit Agreement with Shaun Overton dated February 28, 2023		S-1/A	4.7	11/13/2023	333-262629
10.1		Second Amendment to Development Services Agreement between Athena Bitcoin, Inc. and PSBC, LLC		10-Q	10.1	6/2/2025	333-262629

				Incorporated by Reference
Exhibit Number		Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.2	#	Form of Indemnification Agreement between the Company and its officers and directors		S-1	10.4	6/24/2025	333-288284
10.3	#*	Athena Bitcoin, Inc. 2016 Equity Incentive Plan	X
10.4	#	Athena Bitcoin Global 2021 Equity Compensation Plan		S-1/A	10.35	2/10/2022	333-262629
10.5	*	Loan Structuring and Related Amendments Agreement	X
10.6	*	First Amendment to Loan Agreement and Michael Komaransky dated August 22, 2018	X
10.7	*	First Amendment to Securities Purchase Agreement dated January 31, 2020	X
10.8	*	Security Agreement with Michael Komaransky	X
10.9†		Master Services Agreement with Treasury of El Salvador dated August 20, 2021		S-1/A	10.24	6/24/2022	000-27435
10.10†		Contract No 51/2021 with Treasury of El Salvador		S-1/A	10.25	6/24/2022	000-27435
10.11†		Contract No 56/2021 with Treasury of El Salvador		S-1/A	10.26	6/24/2022	000-27435
10.12		Promissory Note from Banco Hipotecario dated December 15, 2021		S-1/A	10.32	3/17/2022	000-27435
10.13†		Athena Service Addendum 1 and 2		S-1/A	10.27	6/24/2022	000-27435
10.14†	*	Genesis Coin, Inc. Purchase and Sale Agreement dated October 1, 2015	X
10.15	*	Genesis Coin, Inc. oral agreement with Athena Bitcoin, Inc.	X
10.16		Letter of Intent with XPay dated July 13, 2021		S-1/A	10.31	3/17/2022	333-262629
10.17		Cryptocurrency Purchase & Sale Agreement with Galaxy Digital Trading Cayman LLC, dated January 23, 2021		S-1/A	10.33	2/10/2022	333-262629
10.18		Oral Contract by and between AdvisoryFX LLC and Athena Bitcoin		S-1/A	10.34	2/10/2022	333-262629
10.19		ATM Terms of Service		S-1/A	5.16	2/10/2022	333-262629
10.20		Athena Crypto Exchange FAQ and Terms of Service		S-1/A	10.34	2/10/2022	333-262629
10.21	#	Independent Contractor Agreement with Antonio Valiente dated January 1, 2022		S-1/A	10.39	11/13/2023	333-262629
10.22	#	Consulting Agreement with Carlos Carreño dated March 15, 2023		S-1/A	10.4	11/13/2023	333-262629
10.23†		Equipment Sublease Agreement dated April 13, 2023		S-1/A	10.41	11/13/2023	333-262629
10.24†		Equipment Financing Agreement dated November 2, 2023		S-1/A	10.42	11/13/2023	333-262629
10.25†		Equipment Financing Agreement dated December 31, 2023		S-1/A	10.43	2/11/2025	333-262629
10.26†		Equipment Financing Agreement dated February 22, 2024		S-1/A	10.44	2/11/2025	333-262629
10.27		Special Power of Attorney dated as of May 18, 2023		S-1/A	10.43	1/12/2024	333-262629
10.28		Schedule to UCC Financing Statement dated as of May 18, 2023		S-1/A	10.44	1/12/2024	333-262629
10.29		Schedule to UCC Financing Statement dated as of May 18, 2023		S-1/A	10.45	1/12/2024	333-262629
10.30†		Master Services Agreement executed as of October 5, 2022 and effective as of July 1, 2022		S-1/A	10.48	2/11/2025	333-262629
10.31†		Service Level Agreement executed as of October 5, 2022 and effective as of July 1, 2022		S-1/A	10.49	2/11/2025	333-262629
10.32		Security Agreement dated August 4, 2022		S-1/A	10.46	11/13/2023	333-262629
10.33		First Amendment to Security Agreement dated January 17, 2023		S-1/A	10.47	11/13/2023	333-262629

				Incorporated by Reference
Exhibit Number		Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.34		Secured Promissory Note dated August 4, 2022		S-1/A	10.48	11/13/2023	333-262629
10.35		First Amendment to Secured Promissory Note dated January 17, 2023		S-1/A	10.49	11/13/2023	333-262629
10.36		Senior Secured Revolving Credit Promissory Note dated May 15, 2023		S-1/A	10.5	11/13/2023	333-262629
10.37		Senior Secured Loan Agreement dated May 15, 2023		S-1/A	10.51	11/13/2023	333-262629
10.38		First Amendment to Senior Secured Loan Agreement dated June 6, 2023		S-1/A	10.52	11/13/2023	333-262629
10.39		Second Amendment to Senior Secured Loan Agreement dated July 27, 2023		S-1/A	10.53	11/13/2023	333-262629
10.40		Third Amendment to Senior Secured Loan Agreement dated October 16, 2023		S-1/A	10.54	11/13/2023	333-262629
10.41		Security Agreement dated May 15, 2023		S-1/A	10.55	11/13/2023	333-262629
10.42		Intercreditor Letter Agreement dated as of November 1, 2023		S-1/A	10.56	11/13/2023	333-262629
10.43		Termination Agreement dated November 4, 2022		S-1/A	10.57	11/13/2023	333-262629
10.44		Term Loan Note dated May 15, 2023		S-1/A	10.58	11/13/2023	333-262629
10.45		Unconditional Guaranty dated as of May 15, 2023		S-1/A	10.59	11/13/2023	333-262629
10.46		Payoff Letter with Consolidated Futures Trading, LLC dated May 15, 2023		S-1/A	10.6	11/13/2023	333-262629
10.47		Currency-In-Transit Control Agreement with Brinks, U.S. dated as of May 15, 2023		S-1/A	10.65	1/12/2024	333-262629
10.48		Currency-In-Transit Control Agreement with Garda CL SOUTHWEST INC., dated as of May 1, 2023		S-1/A	10.66	1/12/2024	333-262629
10.49		Currency-In-Transit Control Agreement with Thillens Inc., dated as of May 15, 2023		S-1/A	10.67	1/12/2024	333-262629
10.50		Currency-In-Transit Control Agreement with Move on Security LLC, dated as of May 15, 2023		S-1/A	10.68	1/12/2024	333-262629
10.51		Acknowledgment Agreement dated March 29, 2024		S-1/A	10.7	2/11/2025	333-262629
10.52		Taproot Omnibus Agreement dated as of September 19, 2024		S-1/A	10.72	2/11/2025	333-262629
10.53		PSBC, LLC Agreement dated June 19, 2024		S-1/A	10.73	2/11/2025	333-262629
10.54		Taproot Equipment Purchase Agreement and Amendment to Intercreditor Agreement dated October 30, 2024		S-1/A	10.74	2/11/2025	333-262629
10.55		Chivo Extension dated August 5, 2024 and effective as of July 31, 2024		S-1/A	10.75	2/11/2025	333-262629
10.56		Master Services Agreement executed as of December 20, 2024 and effective as of December 1, 2024		S-1/A	10.76	2/11/2025	333-262629
10.57		Service Level Agreement executed as of December 20, 2024 and effective as of December 1, 2024		S-1/A	10.77	2/11/2025	333-262629
10.58		Chivo Settlement Agreement		S-1/A	10.78	2/11/2025	333-262629
10.59		BitGo Trust Company, Inc. Custodial Services Agreement dated August 1, 2023		S-1/A	10.79	4/10/2025	333-262629
10.60		PSBC, LLC First Amendment to Development Services Agreement dated July 25, 2024		S-1/A	10.8	4/10/2025	333-262629
10.61		Second Amendment to Development Services Agreement between Athena Bitcoin, Inc. and PSBC, LLC		10-Q	10.1	6/2/2025	333-262629
10.62	*	Amended and Restated Secured Convertible Debenture dated May 15, 2023	X
10.63	#	Athena Bitcoin Global 2025 Equity Incentive Plan		8-K	10.1	7/10/2025	333-262629♦
10.64	*	October 30, 2024, Equipment Financing Agreement between Athena Bitcoin, Inc. and Taproot Acquisition Enterprises, LLC	X
10.65	*#	August 15, 2023 Offer Letter between Athena Bitcoin Global and Carlos Carreño	X
10.66	*#	December 13, 2024 Offer Letter between Athena Bitcoin Global and Omar Jimenez	X
10.67	†£	Release and Termination Agreement dated September 4, 2025, by and between Athena Bitcoin, Inc., Taproot Acquisition Enterprises, LLC, William Mgt LLC, BTML, LLC and PSBC, LLC		8-K	10.1	9/10/2025	333-262629♦
21.1	*	List of subsidiaries	X

Incorporated by Reference
Exhibit Number		Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*	X
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

____________________

*	Filed herewith
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) the Company customarily and actually treats that information as private or confidential.
£	Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.
♦	These reports were incorrectly assigned File No. 000-27435 instead of File No. 333-262629 by the SEC and the Company has contacted the SEC about the error.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: March 6, 2026	By:	/s/ Matias Goldenhörn
	Name:	Matias Goldenhörn
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2026	By:	/s/ Omar Jimenez
	Name:	Omar Jimenez
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matias Goldenhörn	Chief Executive Officer and Director	March 6, 2026
Matias Goldenhörn	(Principal Executive Officer)

/s/ Omar Jimenez	Chief Financial Officer and Director	March 6, 2026
Omar Jimenez	(Principal Financial and Accounting Officer)

/s/ Carlos Carreño	Chief Operating Officer and Director	March 6, 2026
Carlos Carreño

/s/ Huaxing “Jason” Lu	Director	March 6, 2026
Huaxing “Jason” Lu

/s/ Renata Szkoda	Director	March 6, 2026
Renata Szkoda

