Form 10-Q
period 2026-03-31
Athena Bitcoin Global
filed 2026-05-14
CIK 1095146

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 4,095,009,545 shares of its Common Stock, $0.001 par value, outstanding.

Athena Bitcoin Global

Quarterly Report on Form 10-Q

For the three months ended March 31, 2026

i

GLOSSARY OF BITCOIN AND CRYPTO TERMS

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

•	Address: An alphanumeric reference to where crypto assets can be sent or stored.

•	Athena Bitcoin Affiliates Program provides Bitcoin ATM operators with a turnkey solution, offering software, compliance support, cash management, and marketing services to streamline operations and maximize profitability. This turnkey solution is for participating independent Bitcoin ATM operators (“Affiliates”) who will be able to leverage the Company’s established platform and services to manage their own Bitcoin ATMs more efficiently.

•	Bitcoin (BTC): The first system of global, decentralized, scarce, digital money as initially introduced in a white paper titled Bitcoin: A Peer-to-Peer Electronic Cash System by Satoshi Nakamoto. Bitcoin, while having several of the primary attributes of money, is not considered a currency or money in the jurisdictions that the Company operates, with the exception of El Salvador where Bitcoin may be used for private trade, investment and voluntary use.

•	Bitcoin ATM: A kiosk that can be used by a Customer to buy or sell bitcoin or other crypto assets in exchange for Cash.

•	Bitcoin Cash (BCH): A fork of Bitcoin that seeks to add more transaction capacity to the network in order to be useful for everyday transactions. BCH is based on the original Bitcoin blockchain with some distinct differences. A major one is an increased maximum block size of 32MB, compared to just 1MB on Bitcoin. Increased block size allows BCH to process transactions faster than Bitcoin, with lower fees and an increased per-second transaction capacity.

•	Block: A grouping of Transactions validated by Miners and disseminated by the Network to servers that maintain the records in a blockchain. Blocks are added to an existing blockchain as transactions occur on the network. Miners are rewarded for “mining” a new block.

•	Blockchain: A cryptographically secure digital ledger that maintains a record of all transactions that occur on the Network and follows a consensus protocol for confirming new Blocks to be added to the blockchain.

•	Cash: The physical specie or banknotes of a sovereign country including the U.S. Dollar and other countries that issue Fiat Currency in paper formats.

•	Chivo: CHIVO, Sociedad Anonima de Capital Variable, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador (GOES), is the official Bitcoin service provider of the Government of El Salvador. The platform facilitates the exchange of Bitcoin and U.S. Dollar between users and their counterparties. The Chivo brand, which is the exclusive property of CHIVO, Sociedad Anonima de Capital Variable, is used across multiple products and services including a mobile wallet (Chivo wallet), integrated ATM (Chivo ATMs) and point-of-sale (“POS”) terminals.

•	Cold storage: The storage of private keys in any fashion that is disconnected from the internet. Common cold storage examples include offline computers, USB drives, or paper records.

•	Confirmation: A Bitcoin or similar transaction is considered confirmed when it is included in a new Block in the Blockchain. Each time another Block is appended to the chain, the Transaction is confirmed again.

•	Crypto: A broad term for any cryptography-based market, system, application, or decentralized network.

•	Cryptocurrency: Bitcoin and alternative coins, or ‘altcoins’. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications and excludes security tokens.

ii

•	Customer: A retail user of our Bitcoin ATMs or client of one of our other services.

•	Customer Buying: When a Customer acquires Bitcoin or another crypto asset in exchange for Cash or a Wire Transfer. In these transactions, the Company is selling Bitcoin or the crypto asset and acquiring Fiat Currency.

•	Customer Selling: When a Customer acquires Fiat Currency, via either Cash or a Wire Transfer from the Company, in exchange for Bitcoin or another crypto asset. In these transactions, the Company is acquiring Bitcoin or another crypto asset in exchange for Fiat Currency.

•	Crypto Asset or Digital Asset: Bitcoin and alternative digital forms of money, or ‘altcoins,’ launched after the success of Bitcoin. This category of crypto asset is designed to work as a medium of exchange, store of value, or to power applications. The term “altcoins” is inclusive of Ethereum, Litecoin, Tether and Bitcoin Cash.

•	Ethereum (ETH): A decentralized global computing platform that supports smart contract transactions and peer-to-peer applications, or “Ether,” the native crypto assets on the Ethereum network.

•	Fiat Currency: The currency issued by a sovereign government or bloc including the U.S. Dollar, Argentine Peso, or Euro.

•	Fork: A fundamental change to the software underlying a blockchain which results in two different blockchains, the original, and the new version. In some instances, the fork results in the creation of a new token.

•	Hot Wallet: A wallet that is connected to the internet, enabling it to broadcast transactions.

•	Miner: Individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services.

•	Mining: The process by which new blocks are created, and thus new transactions are added to the blockchain.

•	Network: The collection of all Miners and Nodes that use computing power to maintain the ledger and add new blocks to the blockchain. Most networks are decentralized, reducing the risk of a single point of failure.

•	Node: A server that maintains a record of the blockchain and can communicate with other Nodes on the Network to propagate new Transactions. Nodes can also maintain wallets and safeguard Private Keys.

•	Protocol: A type of algorithm or software that governs how a blockchain operates.

•	Public key or private key: Each public address has a corresponding public key and private key that are cryptographically generated. A private key allows the recipient to access any funds belonging to the address, similar to a bank account password. A public key helps validate transactions that are broadcasted to and from the address. Addresses are shortened versions of public keys, which are derived from private keys.

•	StableCoin: A Token issued for the purpose of maintaining a constant value relative to a Fiat Currency, most commonly the U.S. Dollar. Examples include Tether, USDC, Dai, BinanceUSD or GUSD. Many of these operate as un-regulated money market fund equivalents. Stable coins are a popular method to transfer funds between exchanges without taking price risk.

iii

•	Tether (USDt): A blockchain-based cryptocurrency whose tokens in circulation are backed by an equivalent amount of U.S. dollars, making it a stable coin with a price pegged to U.S. Dollar $1.00.

•	Token: A unit of a crypto asset or other instrument secured by and recorded on a blockchain. Tokens could include the primary units of a blockchain as in Ethereum or Bitcoin, or be a separate construct whose ownership is recorded using such a blockchain as in an ERC-20 Token, whose ownership might convey any number of properties.

•	Transaction: The transfer of Bitcoin or a crypto asset from one Address to one or more Addresses. The Transaction is validated by Nodes and Miners according to the Protocol and specifically must be signed using the private key of the sending Address to be included in a block, whereby it becomes Confirmed.

•	Wallet: A place to store public and private keys for crypto assets. Wallets are typically software, hardware, or paper-based.

•	Wire Transfer: A permanent inter-bank transfer on a national or international settlement system including the Fedwire system in the United States or the SWIFT international system but excluding non-permanent systems like ACH (Automated Clearing House, a computer-based network that allows financial institutions to electronically process transactions).

iv

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

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents, net	$14,781	$11,379
Restricted cash held for customers	50	3,787
Crypto assets held, net	623	945
Accounts receivable, net	195	4,081
Prepaid expenses and other current assets	3,490	3,971
Total current assets	19,139	24,163

Other assets:
Property and equipment, net	10,142	12,267
Software development, net	3,676	3,984
Right of use assets – operating leases	25,079	28,982
Other noncurrent assets	76	69
Total other assets	38,973	45,302
Total assets	$58,112	$69,465

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,047	$15,867
Accounts payable, related-party	586	255
Liability for cash held for customers	50	3,787
Operating lease liabilities, current portion	7,912	8,751
Income tax payable	5	–
Short-term debt	2,701	4,365
Other current liabilities	351	373
Total current liabilities	25,652	33,398

Long-term liabilities:
Operating lease liabilities, net of current portion	17,301	20,369
Deferred tax liabilities, net	329	388
Total long-term liabilities	17,630	20,757
Total liabilities	43,282	54,155

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value 5,000,000,000 shares authorized; No shares issued and outstanding as of March 31, 2026, and December 31, 2025	–	–
Common stock, $0.001 par value 10,000,000,000 shares authorized; 4,095,009,545 shares issued and outstanding as of March 31, 2026, and December 31, 2025	4,095	4,095
Additional paid-in capital	11,982	11,982
Accumulated deficit	(964)	(497)
Accumulated other comprehensive loss	(283)	(270)
Total stockholders’ equity	14,830	15,310
Total liabilities and stockholders’ equity	$58,112	$69,465

See accompanying notes to unaudited condensed consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except share and per share amounts)

	For the three months ended
	March 31, 2026	March 31, 2025
Revenues	$37,183	$72,629
Cost of revenues	35,006	64,498
Gross profit	2,177	8,131

Operating expenses:
Technology and development	455	458
General and administrative	1,802	3,054
Sales and marketing	88	491
Other operating expense (income)	112	(282)
Total operating expenses	2,457	3,721

(Loss) income from operations	(280)	4,410

Interest expense	6	282
Fees on virtual vault services	330	454
Other (income) expense	(207)	26
(Loss) income before income taxes	(409)	3,648
Income tax expense	(58)	(1,024)
Net (loss) income	$(467)	$2,624
Basic (loss) earnings per share	$(0.00011)	$0.00064
Diluted (loss) earnings per share	$(0.00011)	$0.00060
Weighted average shares outstanding - Basic	4,095,009,545	4,094,952,285
Weighted average shares outstanding - Diluted	4,095,009,545	4,464,385,615

Comprehensive (loss) income
Net (loss) income	$(467)	$2,624
Foreign currency translation adjustment, net of tax	(13)	4
Comprehensive (loss) income	$(480)	$2,628

See accompanying notes to unaudited condensed consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the three months ended
	March 31, 2026	March 31, 2025
Operating activities
Net (loss) income	$(467)	$2,624

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,402	2,001
Unrealized loss of crypto assets held	26	46
Realized loss on crypto assets, net	64	11
Bitcoin payments for expenses	130	64
Bitcoin received from independent Bitcoin ATM operators [affiliates program]	(222)	–
Loss on disposal of property and equipment	49	–
Deferred income tax	(59)	(269)

Changes in operating assets and liabilities:
Crypto assets held	323	(1,571)
Accounts receivable	3,886	(189)
Prepaid expenses and other assets	471	1,430
Liability for cash held for customers	(3,736)	1,348
Accounts payable and other liabilities	(1,507)	(1,297)
Net cash provided by operating activities	1,360	4,198

Investing activities
Purchases of property and equipment	(48)	(552)
Proceeds from sale of property and equipment	30	–
Net cash used in investing activities	(18)	(552)

Financing activities:
Repayment of debt	(164)	(94)
Payments in reduction of equipment notes payable	(1,500)	(1,445)
Net cash used in financing activities	(1,664)	(1,539)

Effect of exchange rate changes on cash and cash equivalents	(13)	4
Net (decrease) increase in cash and cash equivalents	(335)	2,111
Cash, cash equivalents and restricted cash, beginning of period	15,166	17,628
Cash, cash equivalents and restricted cash, end of period	$14,831	$19,739

See accompanying notes to unaudited condensed consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED

(in thousands)

	For the three months ended
	March 31, 2026	March 31, 2025

Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$14,781	$18,269
Restricted cash held for customers	50	1,470
Total cash, cash equivalents and restricted cash	$14,831	$19,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$282
Cash paid for taxes	$22	$–
Leased assets obtained in exchange for operating lease liabilities	$453	$269

Supplemental schedule of non-cash investing and financing activities:
Property and equipment purchased in accounts payable	$–	$97
Software development purchased in accounts payable	$–	$5
Imputed interest on property and equipment financed with equipment notes payable	$–	$218
Bitcoin used to buy property and equipment	$–	$901
Bitcoin and Stablecoin used for other payments	$–	$178

See accompanying notes to unaudited condensed consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except number of shares)

	Common Stock		Additional Paid-in	Accumulated Income	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

Balance, December 31, 2024	4,095,009,545	$4,095	$11,982	$5,537	$(241)	$21,373
Net income	–	–	–	2,624	–	2,624
Foreign currency translation adjustment	–	–	–	–	4	4
Balance, March 31, 2025	4,095,009,545	$4,095	$11,982	$8,161	$(237)	$24,001

Balance, December 31, 2025	4,095,009,545	$4,095	$11,982	$(497)	$(270)	$15,310
Net loss	–	–	–	(467)	–	(467)
Foreign currency translation adjustment	–	–	–	–	(13)	(13)
Balance, March 31, 2026	4,095,009,545	$4,095	$11,982	$(964)	$(283)	$14,830

See accompanying notes to unaudited condensed consolidated financial statements.

ATHENA BITCOIN GLOBAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except number of shares)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Athena Bitcoin Global, a Nevada corporation, and its wholly-owned subsidiary, Athena Bitcoin, Inc., a Delaware corporation (together referred to as “Athena Global” or the “Company”) is a provider of various crypto asset transaction platforms, including the operation of automated teller machines (“ATMs”) and personalized services (“Athena Plus”) for the purpose of selling and buying crypto assets, white-label operations and payment services. The Company’s network of Athena Bitcoin ATMs (“Athena ATMs”) is active in thirty-four states and the territory of Puerto Rico in the United States, and 4 countries in Central and South America as of March 31, 2026. The Company places its machines in convenience stores, shopping centers, and other easily accessible locations.

Athena Bitcoin Global was incorporated in the state of Nevada in 1991 under the name “GamePlan, Inc.” for the sole purpose of merging with Sunbeam Solar, Inc., a Utah corporation, which merger occurred as of December 31, 1991. The Articles of Merger were filed in the state of Nevada pursuant to which the Company was the surviving entity following the merger.

On January 14, 2020, Athena Bitcoin Global entered into a Share Exchange Agreement (the “Exchange Agreement”), with Athena Bitcoin, Inc., a Delaware corporation (“Athena”) founded in 2015, and certain shareholders of Athena. The Agreement provided for the reorganization of Athena, with and into Athena Bitcoin Global, resulting in Athena becoming a wholly-owned subsidiary of the Company upon the closing of the transaction. The Exchange Agreement was for the exchange of 100% of the outstanding common stock of Athena, for 3,593,644,680 shares of the Company’s common stock (an exchange rate of 1,244.69 shares of the Company’s stock for each share of Athena stock). The closing of the transaction occurred as of January 30, 2020.

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

Effective April 15, 2021, the Company changed its name to Athena Bitcoin Global from GamePlan, Inc.

Athena Bitcoin Global has authorized capital of 10,000,000,000 shares as of March 31, 2026 and December 31, 2025 of which 4,095,009,545 shares are issued and outstanding as of March 31, 2026 and December 31, 2025.

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

Athena ATM & White-label Service

Athena ATM

The Company requires all users of the Athena ATMs to agree to ATM Terms of Service which stipulate the terms and conditions of the transaction. The user, by inserting sovereign currency (known as fiat) and confirming that they agree to the transaction, is agreeing to the contract that governs the transaction.

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

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s ATMs but not yet deposited in the Company’s bank accounts. As of March 31, 2026 and December 31, 2025, the Company had cash in transit of $4,544 and $2,333, respectively net of an allowance for cash lost in transit of $275 and $272, respectively. The Company recognized no cash losses for cash in transit for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized a reversal of these cash losses for $286, which are included in other operating expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

The Company measures collectability of its accounts receivables using the current expected credit loss (“CECL”) method. The measurement of CECL applies to all financial assets measured at amortized cost, including receivables for revenue. The Company recognized no allowance for credit losses as of March 31, 2026 and December 31, 2025.

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

There was no impairment for the three months ended March 31, 2026, and 2025, please refer to NOTE 6. SOFTWARE DEVELOPMENT, NET, for a detailed discussion of software development costs.

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

Operating and finance lease right of use (“ROU”) assets and operating and finance lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The right of use assets is shown net of amortization. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. For purposes of calculating lease obligations, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The discount rate used to measure the Company’s lease obligation is its incremental borrowing rate at lease commencement. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term while finance lease ROU assets are amortized on a straight-line basis and interest expense is recorded over the lease term based on the incremental borrowing rate and the amount of lease liability outstanding during each month.

The operating and finance lease assets also include any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

Concentration of Credit Risk

The Company’s revenues, other than White-label services discussed below (as well as in Revenue Recognition Athena ATMs & White-label Service, Athena Bitcoin ATM, in NOTE 1), are generated primarily from ATM sales to customers. As the Company collects all amounts from these customers and holds $0 in accounts receivable from its ATM or Athena Plus (Over-the-Counter) customers, there is no credit risk associated with customer concentration for these customers.

The Company has revenues from White-label services in El Salvador and ancillary sales to customers where it provides services on customary credit terms, typically Net 30 or Net 60. As of March 31, 2026, and December 31, 2025, one customer, Chivo, Sociedad Anónima de Capital Variable (“Chivo”), represented substantially all of the Company’s total accounts receivable balance.

No single customer is responsible for over 10% of revenue for the three months ended March 31, 2026, and 2025.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment in accordance with FASB ASC 360 – Property, Plant and Equipment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Management has determined there was no impairment of long-lived assets as of March 31, 2026, and December 31, 2025.

Crypto Assets Held, Net

The Company’s crypto assets are Bitcoin and Stablecoin and they are considered indefinite-lived intangible assets. Effective January 1, 2025, the Company measures crypto assets held at fair value. The Company determines the fair value of its Bitcoin and Stablecoin based on quoted (unadjusted) prices on CoinMarketCap.

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

The Company considers the guidance in FASB ASC 350, FASB ASC 606, FASB ASC 610, and FASB ASC 845 when it evaluates the derecognition of its Bitcoin paid to vendors in lieu of cash payments. In these transactions, the Company has been invoiced by a vendor and given the option to pay in USD or Bitcoin. The amount of Bitcoin is determined by the market price in accordance with the guidance of FASB ASC 820. The Company records as an expense the USD value of the invoice and then considers the above-referenced guidance to determine the proper way to derecognize the indefinite-lived intangible assets used as payment.

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

The Company had losses related to the derecognition of Bitcoin of $64 and $11 for the three months ended March 31, 2026, and 2025, respectively.

Foreign Currency

The functional currency of the Company’s foreign operations is generally the local currency. For these foreign entities, the Company translates their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. The Company records these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in the Company’s condensed consolidated balance sheets. The Company had foreign currency translation (loss) gain adjustments of ($13) and $4 during the three months ended March 31, 2026, and 2025, respectively. No taxes were allocated to aforementioned translation adjustments for the three months ended March 31, 2026, and 2025.

The Company records exchange gains and losses resulting from the conversion of local currency to functional currency as a component of other income (expense).

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

No stock-based compensation was recognized during the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026 and December 31, 2025, no warrants were outstanding.

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

The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the condensed consolidated balance sheets.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

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

The following is a reconciliation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2026, and 2025 (in thousands, except share amounts):

	March 31, 2026	March 31, 2025
Basic (loss) net earnings per share:
Numerator
Net (loss) income	$(467)	$2,624
Denominator
Weighted-average shares of common stock used to compute net (loss) earnings per share attributable to common stockholders, basic	4,095,009,545	4,094,952,285
Net (loss) earnings per share attributable to common stockholders, basic	$(0.00011)	$0.00064

Diluted net earnings per share:
Numerator
Net (loss) income, basic	$(467)	$2,624
Add: Interest expense on convertible debt	–	60
Net (loss) income, diluted	$(467)	$2,684
Denominator
Weighted-average shares of common stock used to compute net (loss) earnings per share attributable to common stockholders, basic	4,095,009,545	4,094,952,285
Weighted-average effect of potentially dilutive securities: convertible debt	–	250,000,000
Unexercised warrants	–	119,433,330
Weighted-average shares of common stock used to compute net (loss) earnings per share attributable to common stockholders, diluted	4,095,009,545	4,464,385,615
Net (loss) earnings per share attributable to common stockholders, diluted	$(0.00011)	$0.00060

There were no anti-dilutive securities for the three months ended March 31, 2026, and 2025.

Accounting Pronouncements Pending Adoption

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

In November 2024, the FASB issued ASU 2024-03. "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impacts of this guidance on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

During the three months ended March 31, 2026 and 2025, there were no changes to the Company’s valuation techniques that had, or are expected to have, a material impact on its condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss).

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

The carrying amounts for cash equivalents, restricted cash, accounts receivable, accounts payable, other current liabilities, short-term debt, convertible debt related-party, and equipment notes payable approximate fair value.

NOTE 2. REVENUE

The table below presents revenue of the Company disaggregated by revenue source for the three months ended:

	March 31, 2026	March 31, 2025
Bitcoin ATMs (Athena and White-label)	$36,597	$69,950
Athena Plus (OTC)	361	2,421
Athena Pay, ancillary and other	225	258
	$37,183	$72,629

The Company recognized $35,902 and $69,467 of revenues related to Athena ATMs, and $695 and $483 in revenues related to operating the White-labeled ATMs for the three months ended March 31, 2026, and 2025, respectively.

The table below presents revenues by geographic territories based on sales location for the three months ended:

	March 31, 2026	March 31, 2025
Revenue
United States	$35,868	$69,467
El Salvador	1,241	3,091
Argentina, Colombia & Mexico	74	71
	$37,183	$72,629

Contracts with Chivo, Sociedad Anónima de Capital Variable of El Salvador

In the third quarter of 2021, the Company installed and began operating:

i.	200 white-labeled ATMs in El Salvador,
ii.	10 white-labeled ATMs at El Salvador consulates in the U.S.,
iii.	45 white-labeled ATMs in other U.S. locations, and
iv.	sold 950 point-of-sale (POS) terminals for local businesses in El Salvador to process transactions (under Athena Pay) in Bitcoin to the Ministerio de Hacienda (Department of Treasury) of El Salvador (“GOES”).

Additionally, the Company contracted to:

i.	the sale of software,
ii.	develop a Bitcoin platform designed to support a GOES branded digital wallet, and
iii.	maintain the GOES digital wallet.

On December 20, 2024, a three-year Master Services Agreement (“MSA”) and a Service Level Agreement (“SLA”) with Chivo was signed effective December 1, 2024. The MSA and SLA include the description of services, performance obligations, pricing and terms as well as the conditions to a credit facility of $600 for Chivo’s use at any time. The conditions of the credit facility are:

a)	that the cash is the property of Athena Bitcoin S. de C.V., incorporated in Mexico (“Athena SV”), the Company’s wholly-owned subsidiary:
b)	Chivo would need to deposit the amount of funds they needed in Athena SV’s bank account (resulting in a pre-funded credit facility) and Athena would release the funds to Chivo from the ATM pick-ups, and
c)	the credit facility has a monthly fee of 0.487% of the credit facility amount (i.e., $600).

There were no funds owed to Chivo as of March 31, 2026, and December 31, 2025.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
White-label fee receivable	$193	$4,075
Others	2	6
	$195	$4,081

NOTE 4. CRYPTO ASSETS HELD, NET

The Company held the following crypto assets as of March 31, 2026, and December 31, 2025:

	March 31, 2026			December 31, 2025
	Qty (1)	Average Rate	Amount	Qty (1)	Average Rate	Amount
Bitcoin	9	$68,233	$615	9	$88,000	$790
Stablecoin	8	1	8	155	1	155
			$623			$945

(1)	Rounded off to the nearest whole number

The tables below show the roll-forward of quantity and costs of various crypto assets traded by the Company:

	Bitcoin		Stablecoin
Three months ended	Qty(1)	Cost	Qty(1)	Cost
January 1, 2025	11	$1,051	190	$190
Purchases	588	55,858	143	143
Cost of sales	(570)	(54,348)	(93)	(93)
Unrealized loss on crypto assets	–	(46)	–	–
Crypto assets used for expenses	–	(64)	–	–
Crypto assets used for capital expenditure	(10)	(901)	–	–
Crypto assets used for other payments	(2)	(178)	–	–
March 31, 2025	17	$1,372	240	$240

	Bitcoin		Stablecoin
Three months ended	Qty(1)	Cost	Qty(1)	Cost
January 1, 2026	9	$790	155	$155
Purchases	354	26,291	855	855
Cost of sales	(355)	(26,532)	(1,002)	(1,002)
Unrealized loss on crypto assets	–	(26)	–	–
Bitcoin received for independent Bitcoin ATM operators [affiliates program]	3	222	–	–
Crypto assets used for expenses	(2)	(130)	–	–
March 31, 2026	9	$615	8	$8

(1)	Rounded off to the nearest whole number

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
ATM Equipment	$26,570	$26,705
Computer equipment	920	920
Office equipment	200	200
	27,690	27,825
Less accumulated depreciation	17,548	15,558
Total property and equipment	$10,142	$12,267

Depreciation expense for the three months ended March 31, 2026, and 2025 was $2,093 and $1,681, respectively.

NOTE 6. SOFTWARE DEVELOPMENT, NET

During the second quarter of 2024, the Company entered into a Development Services Agreement with PSBC, LLC, a third-party Delaware corporation, for a software platform to use in connection with the operation of Bitcoin ATMs. The Company implemented and began to use the software platform in June 2024.

On May 14, 2025, the Company entered into a Second Amendment to the Development Services Agreement with PSBC, LLC, pursuant to which PSBC, LLC agreed to provide support services through November 14, 2025, and we agreed to pay PSBC, LLC, $50 per month beginning on May 14, 2025. The balance of this Development Services Agreement was settled with the September 4, 2025 Release and Termination Agreement with Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), and its affiliated entities which terminated and settled all outstanding obligations under several prior arrangements, including this Development Services Agreement (please refer to NOTE 9. NOTES PAYABLE – Short-term debt for detailed descriptions).

The Company’s capitalized software development cost is $0 for the three months ended March 31, 2026 and 2025. There was no impairment for the three months ended March 31, 2026, and 2025. Amortization expense for the three months ended March 31, 2026, and 2025, was $308 and $319, respectively.

	March 31, 2026	December 31, 2025
Capitalized software	$6,331	$6,331
Less accumulated amortization	2,655	2,347
Total capitalized software	$3,676	$3,984

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are mostly composed of prepayment to the Company’s taxes, rent, insurance and security deposits. The components of prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$668	$931
Prepaid taxes	2,808	3,029
Other	14	11
Total prepaid expenses and other current assets	$3,490	$3,971

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses:
Accounts payable	$1,330	$1,349
Accrued expenses	12,717	14,518
	$14,047	$15,867

NOTE 9. NOTES PAYABLE

Equipment notes payable

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into that certain Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to previously entered into equipment financing agreements for the purchase of equipment (“Equipment”) by the Company from Taproot.  The parties agreed that the total outstanding balance of $2,120 would be paid by one inception payment of $1,158 upon the execution of the Omnibus Equipment Refinancing Agreement and followed by weekly payments of $20 for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains the representations and warranties of both parties with respect to clear and marketable title of the Equipment and provides provisions addressing an event of default by the Company as a purchaser of the Equipment. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0 as this Omnibus Equipment Refinancing Agreement was terminated by a Release and Termination Agreement which is included in Short-term debt discussed below.

On October 30, 2024, the Company entered with Taproot, into an Equipment Financing Agreement (the “Agreement”) to purchase certain Bitcoin ATMs listed in the Agreement. The Agreement amends and supersedes the previous equipment purchase agreements between the parties. Under the Agreement, the Company will acquire from Taproot installed Bitcoin ATMs or additional Bitcoin ATMs at the price per Bitcoin ATM set forth in the Agreement. The downpayment shall be paid in 4 installments with the first payment due and paid by the Company as of October 31, 2024, and the last payment was due by January 31, 2025; and was made on January 27, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0.

In addition, the Company was responsible for paying a certain percentage fee (0.8%) of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Agreement (36 months) or until full payment of total purchase price for the Equipment subject to certain additional limitations. The Agreement also provides the provisions addressing the event of default by either Taproot or the Company, and respective available remedies. Certain property on which the Equipment units are located are subject to merchant agreements (as listed in the Agreement), The Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot desires to maintain a first priority interest on the Bitcoin ATMs until it is fully paid for. In connection therewith, the Company, Taproot and KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director, entered into the First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which, KGPLA agreed to the subordination of its first priority security position on collateral of the Company to Taproot. As of March 31, 2026, and December 31, 2025, the outstanding principal balance was $0. As described below (Short-term debt), on September 4, 2025, all outstanding obligations with Taproot, and its affiliated entities (the “Taproot Parties”) were terminated and replaced with a Release and Termination Agreement; therefore, as of March 31, 2026, and December 31, 2025, the principal outstanding balance of the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement was $0.

Short-term debt

On February 26, 2024, the Company entered into a financing agreement for $170 with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0.

On December 19, 2024, the Company entered into financing agreements for $116 with National Partners PFco LLC to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0.

On May 30, 2025, the Company entered into insurance premium financing agreements for $280 (gross premium in the amount of $353 less a $73 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0 and $88, respectively.

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot, and its affiliated entities (the “Taproot Parties”) to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9,000, consisting of an upfront payment of $3,000 upon execution of the agreement and weekly installments of $115.4 over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties will be deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4,300. The Company also recorded the following items associated with the extinguishment of debt:

a)	$3,200, related to the Equipment Financing Agreement and a 2024 Financing Royalty Buy-Out, representing the lump-sum buy-out of a 0.5% vendor participation obligation.
b)	$300, related to the Location Referral Agreement and Location Agreement Buy-Out, representing the lump-sum buy-out of a referral revenue share obligation.
c)	$1,100, recorded as a settlement premium, representing the excess of the total settlement consideration over the carrying amount of the extinguished obligations.
d)	$5,283, the Company recorded a loss due to the extinguishment of debt of $5,283 related to the termination and settlement of all outstanding obligations under the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. The loss included the extinguishment of the debt of $4,602 and $681 of unamortized imputed interest.

As of March 31, 2026, and December 31, 2025, the outstanding principal of the Release and Termination Agreement was $2,538 and $4,038, respectively, which was included in short-term debt in the condensed consolidated balance sheets.

On October 9, 2025, the Company entered into insurance premium financing agreements for $223 (gross premium in the amount of $284 less a $61 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its directors’ and officers’ insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning November 11, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $114 and $180, respectively.

On December 30, 2025, the Company entered into insurance premium financing agreements for $59 (gross premium in the amount of $74 less a $15 deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its commercial general liability insurance with an annual interest rate of 12.06% per annum, repayable in ten monthly installments beginning February 1, 2026. As of March 31, 2026, and December 31, 2025, the outstanding principal was $49 and $59, respectively.

Convertible debt, related-party

On January 31, 2020, the Company entered into a convertible debenture agreement with KGPLA LLC. The convertible debenture provided for a principal amount of $3,000, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. KGPLA has the option to convert the outstanding principal and accrued interest balance into common stock of the Company at the lower of $0.012 per share or a 20% discount to the next major financing or change in control. The convertible debenture was amended and restated as of May 15, 2023, and became a secured, and not general unsecured, obligation of the Company, on par with the notes issued pursuant to the Senior Secured Loan Agreement entered into as of the same date. On November 24, 2025, the Company voluntarily repaid in full the outstanding balance of approximately $3,000 plus accrued interest of $36 owed to KGPLA for a total payment of $3,036. As of March 31, 2026, and December 31, 2025, the outstanding principal debenture amount is $0.

Maturities on the Company’s notes payable are as follows:

2026	$2,701
Total payments on notes payable	$2,701

NOTE 10. STOCK-BASED COMPENSATION

Stock Option Plans

The Company has a 2021 Equity Incentive Plan (the “2021 Plan”) with 98 million shares of common stock available to be awarded to eligible employees, directors, and consultants in the form of stock options, restricted stock, other awards, and any combination of the foregoing. 2 million shares have been awarded under the 2021 Plan as of the date of these condensed consolidated financial statements for consulting services. As of March 31, 2026, and December 31, 2025, there were no options outstanding under the plan.

The Company’s Board of Directors and its majority shareholders approved the 2025 Equity Compensation Plan (the “2025 Plan”) effective as of July 7, 2025. The 2025 Plan authorized the granting of up to 409,500,955 shares of common stock to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units (“RSUs”), other awards, and any combination of the foregoing. No securities have been issued under the 2025 Plan as of the date of these condensed consolidated financial statements.

No shares of the Company’s common stock, options to purchase shares of the Company’s common stock or restricted stock units of the Company have been issued during the three months ended March 31, 2026, and 2025.

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

The unexercised warrants to purchase 100,000 shares of Athena Bitcoin, Inc. common stock, at an exercise price of $3.00 per share expired on May 30, 2025.

The Company does not have outstanding warrants as of March 31, 2026 or December 31, 2025.

NOTE 12. RELATED PARTY TRANSACTIONS

Aside from the transactions discussed in NOTE 9. NOTES PAYABLE to these condensed consolidated financial statements, the Company carries a payables balance to Red Leaf Opportunities Fund LP which Eric Gravengaard, one of the Company’s principal shareholder, former director and the Company’s former Chief Executive Officer, has a controlling interest in its General Partner, Red Leaf Advisors LLC, for previous purchases of crypto assets. On or about April 9, 2025, the Company was notified of a “Turnover Order” dated April 2, 2025, in the amount of $341 for the benefit of Judgment Creditor, SDY Trust, of funds in its possession belonging to Red Leaf Advisors. The Company is a non-party third party on these proceedings. On September 5, 2025, the Company disbursed $341 to SDY Trust resulting in a balance due to Red Leaf Advisors of $66.  The outstanding balance due to Red Leaf Opportunities Fund LP as of March 31, 2026, and December 31, 2025, was $66, and is recorded in accounts payable, related party in the condensed consolidated balance sheets.

The Company incurred cash logistics services of $987 and $1,717 for the three months ended March 31, 2026, and 2025, respectively with Move On Security LLC. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Security LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Security, LLC of $227 and $112 as of March 31, 2026, and December 31, 2025, respectively.

On February 7, 2024, the Company entered into a service agreement with Move On Tech Service, LLC to provide ATM services for the Company’s ATM operations in various states. Move On Tech Service, LLC is responsible for ATM management, periodic ATM maintenance, installation, and deinstallation. Mr. Matias Goldenhörn, the Chief Executive Officer and director of the Company, has a 50% interest in Move On Tech Service, LLC. During the three months ended March 31, 2026, and 2025, the Company incurred $769 and $1,401 in services with Move On Tech Service, LLC. Included in the balance of accounts payable, related-party are the amounts due to Move On Tech Service, LLC of $293 and $77 as of March 31, 2026 and December 31, 2025, respectively.

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

Fees on Virtual Vault Services for the three months ended March 31, 2026, and 2025, were $330 and $454, respectively.

NOTE 14. INCOME TAXES

The Company’s effective tax rate (“ETR”) for the three months ended March 31, 2026 and 2025 was (14.18%) and 28.07%, respectively. The ETR for the three months ended March 31, 2026 of (14.18%) was lower than the U.S. statutory rate of 21.0%, primarily driven by change in valuation allowance and state tax expense.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company, from time to time, might have claims against it incidental to the Company’s business including but not limited to tax demands and penalties. While the outcome of any of these matters cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the accompanying condensed consolidated financial statements.

Employee Bonuses

As of March 31, 2026 and December 31, 2025, the Company accrued $2,900 and $2,100, respectively, of bonuses to the employees and management of the Company; these amounts were included in accounts payable and accrued expenses. The bonuses are based on the Company’s performance objectives that were achieved during the respective years as well as management’s periodic review. The bonus amounts are accrued monthly. Bonuses of $870 were paid on March 12, 2026, for the year ended December 31, 2025. The payments made on March 12, 2026 included $500 to Mr. Matias Goldenhörn, the Chief Executive Officer and Director of the Company and $75 to Mr. Carlos Carreño Chief Operating Officer & Director of the Company; these payments were approved by the Company’s Compensation Committee.

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

The Company disputes the allegations and continues to vigorously defend against them. Accordingly, the Company filed with the Court on February 9, 2024, a motion to dismiss Lozano’s complaint. The Court granted the Company’s motion in part and denied in part, dismissing two of the five causes of action. The Company then filed a counterclaim, to which Plaintiff filed an answer on October 6, 2024. The potential loss related to the identified claim is between $0 and $1,400 and the issuance of 270,000,000 shares of common stock valued at $27,000, the amount of damages that Lozano is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The Company does not believe it was probable, as of March 31, 2026 or December 31, 2025, that a liability had been incurred in connection with this lawsuit. Trial is currently scheduled for November 16, 2026.

On August 20, 2024, Keon Jackson (“Jackson”), an individual, filed a putative class action complaint against Athena in the US District Court for the Northern District of Florida (the “Court”). The complaint alleges receipt of unwanted telemarketing text messages in alleged violation of Federal and State statutes while seeking class certification status. The claim by Jackson is for the award of the statutory amounts as established in the corresponding statutes. On June 18, 2025, the Court issued an Order Granting Motion for Class Certification. Additionally, on July 16, 2025, the Court entered an Order granting in part and denying in part Jackson’s motion for summary judgment. The Court granted Jackson summary judgment under the Florida Telephone Solicitation Act (“FTSA”) as to 4,512 instances, for which the statute provides damages of $500 per instance. The Court did not adjudicate at that time if violations occurred under the federal Telephone Consumer Protection Act of 1991 (“TCPA”), and such question will be decided in a trial on the merits. However, on December 22, 2025 the parties signed a Settlement Term Sheet with a structured settlement with a total payment of $4,500. The Court issued its preliminary approval on March 11, 2026, and the Company paid $1,000, on March 12, 2026, as the first installment of the structured settlement. The next installment of $1,000 is due on no earlier than June 30, 2026, and the final installment of $2,500 is due no earlier than December 31, 2026.

On September 9, 2024, S.M. on behalf of herself and all others (“S.M.”), an individual, filed a complaint that includes class action allegations, against Athena, Genesis Coin, Inc., and two other defendants, filed in the Court of Common Pleas, Cuyahoga County, Ohio. The complaint against Company alleges negligence and claims under the Ohio Products Liability Act arising from alleged elder-financial scams involving cryptocurrency kiosks. S.M. alleges the need for implementing effective and sufficient checks and procedures both at the kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what the Company already has in place. The claim by S.M. against Athena is for an undetermined amount of compensation. The claim seeks an unspecified amount of damages, as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. On October 25, 2024, S.M. filed its First Amended Class Action Complaint. The case was subsequently removed to the US District Court for the Northern District of Ohio, Eastern Division, where a motion to dismiss remains pending a decision from the court.

The motion to dismiss filed by Athena continues to be pending, and the parties await for this decision from the Court. There have been no new filings in the case made by S.M. pertaining to any additional amendment to her complaint.

On November 25, 2024, Karen Carew on behalf of herself and all others (“Carew”), an individual, filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Monmouth County (the “State Court”). The complaint against Athena asserts negligence claims and alleged violations of various New Jersey statutes, including statutes concerning consumer fraud, racketeering, and possession of stolen property. Carew alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what Athena already has in place. The claim by Carew against Athena is for an undetermined amount of compensation. The claim seeks an unspecified amount of damages, as well as injunctive relief.

After removing the case to Federal Court, the case was remanded to State Court as Carew filed an amended complaint removing all class action allegations, and becoming a sole plaintiff. Carew then filed a second amended complaint on July 16, 2025 at the State Court where she is still the sole plaintiff. A motion to dismiss filed by Athena has been denied in part, for which the remaining causes of action persist. Athena filed its pleadings on January 16, 2026.

Although the Company disputes the claims and believes the allegations are based on flawed legal theories and incorrect factual assumptions, it has determined to settle the case in order to avoid additional legal expense. The settlement is not expected to have a material adverse effect on our financial condition and results of operations.

On January 21, 2025, Girma Yilma on behalf of himself and all others (“Yilma”), an individual, filed a complaint that includes class action allegations, against Athena, and two other retail establishments as defendants, filed in the District Court for Arapahoe County, Colorado. The complaint against the Company asserts claims under Colorado law, including the Colorado Consumer Protection Act and civil theft, as well as common-law claims for unjust enrichment, negligence, and negligent design. As in the previous two cases filed by the same plaintiff’s law firm, it alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what the Company already has in place. The claim by Yilma against the Company is for an undetermined amount of compensation The claim seeks an unspecified amount of damages, as well as injunctive relief.

Athena filed a motion to compel arbitration on March 21, 2025. After the Court was fully briefed, the case was administratively closed and referred to binding arbitration on August 13, 2025. Yilma initiated the arbitration proceedings under JAMS as established in Athena’s Terms of Service. In the August 13, 2025 JAMS the parties reached a confidential settlement agreement, where the mutual considerations have been completed including the termination of all proceedings with prejudice.

On January 31, 2025, Zamareeh Odoms (“Odoms”), an individual, through counsel sent an extrajudicial claim for $500 against Athena. The claim alleges lack of proper due diligence when recruiting or supervising an employee, agent or representative that caused damages to his person for alleged insults and verbal aggressions made while in the common areas of the office building. However, the individual involved that caused the alleged claims by Odoms is not an employee, agent or representative of the Company, the alleged actions were not within the scope of any duties for Athena and Athena had no control over his employment, actions, or behavior because there is no employment relationship. Accordingly, the Company’s current assessment is that Athena has no liability in this matter.

No actions have been served upon Athena pertaining to any lawsuit that may have been filed by Odoms. However, the statute of limitations for a tort action in the State of Florida is 2 years, if not properly tolled. Accordingly, absent tolling, the limitations period would expire no earlier than January 31, 2027.

On February 6, 2025, Diane Reynolds on behalf of herself and all others (“Reynolds”), an individual, filed a complaint that includes class action allegations, against Athena and another codefendant, filed in the Circuit Court for Montgomery County, Maryland. The complaint was served upon Athena on March 24, 2025. The complaint against Athena asserts claims under Maryland’s SAFE Act and Consumer Protection Act, as well as common-law claims for negligence and defective-design product liability. Similar to the S.M. and Yilma matters described above, although brought by different counsel, Reynolds alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what already Athena has in place. The claim by Reynolds against Athena is for an undetermined amount of compensation. The claim seeks an unspecified amount of damages, as well as injunctive relief. The case was removed to the United States District Court for the District of Maryland, where Athena filed a Motion to Dismiss on May 23 2025, which is currently pending a decision by the Court.

On February 26, 2025, the State of Iowa, through its Attorney General (“Iowa”), filed separate complaints against Athena’s competitors Lux Vending, LLC, Bitcoin Depot Operating, LLC (both “Bitcoin Depot”), and GPD Holdings LLC d/b/a CoinFlip (“CoinFlip”) (all collectively “Competitors”). Iowa alleges violations of the State’s Consumer Fraud Act by the Competitors. Also, Iowa further advises that they had subpoenaed fourteen (14) companies and that “[t]he investigation into crypto ATM companies is ongoing.”

In the complaints against Competitors, it is requested by Iowa for civil penalties of up to $40 per violation of the Consumer Fraud Act because of any misrepresentation, deception or unfair practices. Additionally, Iowa seeks reimbursement of the full transaction amounts to defrauded victims, and a penalty of $5,000 for each violation committed against an older individual. Although Athena believes that its operations can be clearly distinguished, Athena has received multiple requests for information from Iowa in matters substantially similar to those related to the complaints against Competitors.

Despite the pair of requests for information and production of documents, Athena has not been served with, nor is it aware of any, civil action filed against it by Iowa similar to those of the Competitors. Athena continues to cooperate with any information requests as appropriate.

On May 30, 2025, Rachael Gnadinger, Madeline McCausland, and Joanne Nebus-Horning, on behalf of themselves and others similarly situated (collectively, “Gnadinger”), filed a complaint that includes class action allegations, against Athena, its Chief Executive Officer, and other defendants, filed at the Superior Court of New Jersey Law Division, Middlesex County. The complaint against Athena alleges negligence and violations to various New Jersey statutes such as possession of stolen property, Racketeer Influenced and Corrupt Organizations, negligence and consumer fraud. Gnadinger alleges the need for implementing effective and sufficient checks and procedures both at the Bitcoin ATM kiosks and other internal procedures in order to intervene, prevent, mitigate, or deter the use of the kiosks in elderly scams, beyond what Athena already has in place. The claim by Gnadinger against Athena is for an undetermined amount of compensation. The claim seeks an unspecified amount of damages, as well as injunctive relief. The additional costs mentioned in the claim are not able to be estimated at this time, if any would be applicable. Athena removed the case to the US District Court for the District of New Jersey. However, Gnadinger moved to remand the case to state court in a September 15, 2025 filing. Therefore, at this time, the parties continue to await the Federal Court’s decision on whether to remand or not the case to the State Court. Once the decision is made, remanded or not, Athena then intends to move to compel two of the claimants to arbitrate in accordance to the Terms of Service in effect at the time of their transactions.

On September 8, 2025, the District of Columbia (the “District”), through the Office of the Attorney General, filed a complaint against Athena in the Superior Court of the District of Columbia Civil Division. Pursuant to the complaint, the District alleged that Athena failed to disclose excessive fees and to protect consumers in violation of the District’s Consumer Protection Procedures Act (“CPPA”) and Abuse, Neglect, and Financial Exploitation of Vulnerable Adults and the Elderly Act (the “Financial Exploitation Act”). Specific causes of action include allegations of (1) deceptive trade practices in violation of the CCPA; (2) unfair trade practices in violation of the CPPA; and (3) violations of the Financial Exploitation Act. The lawsuit seeks a declaratory judgment that Athena violated the CPPA and Financial Exploitation Act; a permanent injunction enjoining Athena from violating the Financial Exploitation Act and CPPA, and requiring Athena to (a) remove unconscionable contract terms, including its no-refunds policy, its cap on refunds, and its liability limitation clauses; (b) fully disclose all transaction fees, including the actual percentage markup above the market rate, at the point of sale before consumers insert cash; and (c) institute and implement adequate fraud prevention measures, including appropriate daily and monthly transaction limits and effective fraud detection protocols; enjoin Athena from engaging in money transmission services in the District of Columbia until Athena has required licenses; order Athena to pay damages and restitution for the full transaction amounts that it allegedly collected in violation of the CPPA and Financial Exploitation Act; order Athena to pay damages and restitution, for all undisclosed fees it collected within the District in violation of the CPPA and Financial Exploitation Act; award civil penalties of $10 for each violation of the Financial Exploitation Act; award civil penalties of $5 for each violation of the CPPA; and award the District the costs of the action and reasonable attorneys’ fees. On October 31, 2025, ABI filed a motion to dismiss and the parties participated in oral argument hearings held on March 17 and 27, 2026. . On March 30, the Court entered an Order dismissing Count 3 (i.e., violations of the Financial Exploitation Act ) of the Complaint without prejudice, and directing the District to amend Counts 1 and 2 referred to above (i.e., (1) deceptive trade practices in violation of the CCPA and (2) unfair trade practices in violation of the CPPA). The District’s amendment is currently pending.

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

On November 6, 2025, plaintiff Chris Vaughan filed a putative nationwide class action complaint against ABI in the United States District Court for the Southern District of Florida. The complaint names only ABI as defendant and asserts claims under the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), Fla. Stat. §§ 501.201 et seq., and what plaintiff terms the “Florida Financial Exploitation of Vulnerable Adults Act,” Fla. Stat. § 825.103. Plaintiff alleges that ABI operates Bitcoin ATMs (“Kiosks”) nationwide and has imposed excessive and insufficiently disclosed fees through fee-inclusive exchange rates, misleading or incomplete disclosures, and unfair refund practices, including with respect to scam victims and vulnerable consumers. The putative class consists of all persons in the United States who, during the applicable statute of limitations, used an Athena kiosk to purchase cryptocurrency and were charged a “Kiosk Fee.” Plaintiff seeks injunctive relief, restitution, disgorgement, damages, civil penalties, and attorneys’ fees and costs. ABI has engaged counsel and filed an initial motion to dismiss the case. Although it was denied by the Court, it did require plaintiff to amend its complaint, which plaintiff filed on April 7, 2026. Still, at this early stage and with the filed amendment, ABI is unable to predict the outcome or reasonably estimate the potential loss or range of loss, if any.

Despite the amended complaint, ABI believes it has strong defenses and intends to continue defending the matter vigorously.

On November 25, 2025, Plaintiff Tammy L. Dulin (“Dulin”) filed a putative class action complaint against ABI in the U.S. District Court for the Northern District of Ohio. The complaint alleges that Dulin, an Ohio resident over the age of sixty (60), was the victim of an impersonation scam and, at the direction of the alleged scammer, conducted two cash-to-Bitcoin transactions totaling approximately $4,500 at an Athena Bitcoin ATM located in Marion, Ohio (Athena Kiosk No. 17143) on June 26, 2025. The complaint asserted various state law causes of action, including negligence, products liability, conversion, unjust enrichment, civil theft (receiving stolen property), violations of the Ohio Corrupt Practices Act, and civil conspiracy. Dulin sought compensatory damages, treble damages, restitution and disgorgement, punitive damages, attorneys’ fees and costs, and injunctive relief requiring ABI to implement enhanced fraud-prevention measures.

ABI was served through its registered agent on December 4, 2025. ABI intended to file a motion to compel arbitration pursuant to the applicable Terms of Service; however, the matter was subsequently resolved pursuant to a confidential settlement agreement, and the parties have satisfied their respective obligations thereunder.

In April 2026, Athena Bitcoin, Inc. received correspondence from the California Department of Financial Protection and Innovation (“DFPI”) following the Company’s production of materials in response to administrative subpoenas issued in April and August 2025. In the correspondence, the DFPI stated that it had identified alleged violations of the California Digital Financial Assets Law and the California Consumer Financial Protection Law relating to certain of the Company’s digital financial asset kiosk operations in California, including alleged violations of daily transaction limits, customer charge limitations, pre-transaction disclosure requirements, and related BSA/AML compliance requirements. The DFPI stated that applicable law authorizes civil monetary penalties and restitution and requested that the Company meet to discuss its findings and a potential path toward resolution. The Company is evaluating the DFPI’s correspondence and intends to engage with the DFPI regarding the matter. The Company cannot predict the outcome of this matter or reasonably estimate the amount of any potential loss or range of loss at this time. If the DFPI were to impose penalties or other relief in a significant amount, the matter could have a material adverse effect on the Company’s business, financial condition, results of operations, and liquidity.

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

Balance sheet information, as of March 31, 2026, and December 31, 2025, related to operating right-of-use assets and lease liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Right-of-use assets – operating leases	$25,079	$28,982

Operating lease liabilities, current portion	7,912	8,751
Operating lease liabilities, net of current portion	17,301	20,369
Total operating lease liabilities	$25,213	$29,120

Other supplemental information related to operating leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	3.13	3.26
Weighted-average discount rate	15.00%	15.00%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,523	$14,009

The discount rates used in measuring the lease liabilities was based on the Company’s incremental borrowing rate.

As of March 31, 2026, the Company’s operating leases have remaining lease terms of up to 5 years, some of which include optional renewals or terminations, which are considered in the Company’s assessments when such options are reasonably certain to be exercised. Any variable payments related to the lease will be recorded as lease expense when and as incurred. Variable payments are not based on an index or rate and relate to common area maintenance or ATM relocation expenses. As of March 31, 2026, the operating leases that have been contracted for but have not yet commenced are immaterial.

The operating lease cost is composed of the following:

	March 31, 2026	December 31, 2025
Operating lease cost	$2,523	$14,009
Short term lease cost	224	777
Variable lease cost	492	2,462
Total lease cost	$3,239	$17,248

The future lease payments of non-cancelable operating leases as of March 31, 2026 are as follows:

Operating Leases
2026	$11,753
2027	9,955
2028	7,991
2029	3,871
2030	1,513
Thereafter	–
Total lease payments	35,083
Less: Imputed interest	9,870
Present value of lease liabilities	$25,213

NOTE 16. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of March 31, 2026, and December 31, 2025, were $10,215 and $6,400, respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of March 31, 2026, through May 14, 2026, the date on which these condensed consolidated financial statements were available to be issued.

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

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 6, 2026.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”. Please see the section entitled “Glossary of Bitcoin and Crypto Terms” above for a list of abbreviations and definitions commonly used in the crypto industry which are used throughout this Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information and have not commissioned any such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to the Company, are also based on our good faith estimates.

See also “Cautionary Note Regarding Forward-Looking Statements”, above, which includes information on forward-looking statements used herein and other matters which are applicable to this Report, including, but not limited to this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, “Athena Global” and “Athena Bitcoin Global” refer specifically to Athena Bitcoin Global and its consolidated subsidiaries, and references to “Athena” refer to Athena Bitcoin, Inc., a Delaware corporation and our wholly-owned subsidiary.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

Additional Information

We file annual, quarterly, and current reports, and other information with the SEC, as a voluntary filer. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Company”—“Investors”— “Financials”—“SEC Filings” page of our website at www.athenabitcoin.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.athenabitcoin.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Going Concern and Management Liquidity Plans

As of March 31, 2026, we had an accumulated deficit of $964 thousand and a working capital deficit of $6.513 million, and for the three months ended March 31, 2026, had a net loss of $467 thousand and cash provided by operating activities of $1.360 million. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is self-funded and generates sufficient cash to fund its global operations through its operations.

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

Organization of MD&A

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Business Overview. A summary of the Company’s business.

•	Key Performance Indicators and Non-GAAP Financial Measure and Trends. A description of key performance indicators and non-GAAP financial measures and trends used by the Company to evaluate performance.

•	Significant Financial Statement Components. A summary of the Company’s significant financial statement components.

•	Results of Operations. An analysis of our financial results comparing the three-month periods ended March 31, 2026, and 2025.

•	Liquidity and Capital Resources. An analysis of changes in our condensed consolidated balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Recently Issued Accounting Standards. A description of any recently issued accounting standards which are material to the Company.

Business Overview

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

We have become one of the largest Bitcoin ATM operators in the United States and Latin America by installing ATMs in strategic locations that seek to maximize the ability to provide crypto assets to customers. These locations include convenience stores, shopping centers, and other easily accessible locations in urban, suburban and rural locations. Our network presently includes Athena Bitcoin ATMs in 34 U.S. states, the U.S. territory of Puerto Rico and four countries in Latin America. See table below for our ATM breakdown by country and type, as of March 31, 2026.

ATMs BY COUNTRY AND TYPE

Country	Number of Athena Bitcoin ATMs (as of March 31, 2026)		Type of Fiat Currency
	Total	Two-Way
United States	2,703*	-	U.S. Dollar
El Salvador	27	27	U.S. Dollar
Argentina	6	6	Argentine peso
Colombia	15	15	Colombian peso
Mexico	2	2	Mexican peso
Total	2,753	50

*Excludes Chivo-branded Bitcoin ATMs which the Company operates on behalf of the Government of El Salvador for Chivo as white-label service. “Chivo” means, Sociedad Anonima de Capital Variable, a private company incorporated under the laws of the Republic of El Salvador, which is politically controlled by the Government of El Salvador (GOES), which is the official Bitcoin service provider of the Government of El Salvador.

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

We offer Bitcoin for sale at all of our Bitcoin ATM machines. For the three months ended March 31, 2026 and 2025, we completed 35,351 and 62,326 transactions in Bitcoin through our Bitcoin ATMs, respectively.

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

We charge a fee for Bitcoin transactions through our Athena Bitcoin ATM, equal to the prevailing price at U.S.-based exchanges plus a markup that typically ranges between 13% and 28%. The prices shown to customers on our Bitcoin ATM are inclusive of this price spread and are calculated by multiplying the prevailing price level of crypto asset by one plus the markup. The markup varies by location. It is determined by a proprietary method that is maintained as a trade secret. Our revenues associated with our ATM transactions are recognized at the time when the crypto asset is delivered to the customer’s wallet.

For the three months ended March 31, 2026, and 2025, the average markup on Bitcoin sold was 34% and 20%, respectively.

We offer bitcoin for sale at all of our Bitcoin ATM machines. We also buy bitcoin at some of our Bitcoin ATM machines (also known as two-way ATMs). The cash withdrawal limit from our two-way Bitcoin ATMs is $2,thousand per transaction (maximum of $1 thousand in California). We replenish or withdraw fiat currencies at our Bitcoin ATMs twice a week or depending on usage, using bonded security companies.

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

In 2021 and 2022, we installed a total of 200 Chivo Bitcoin ATMs in El Salvador, 10 Chivo Bitcoin ATMs at El Salvador consulates in the U.S. and 45 Chivo Bitcoin ATMs in other U.S. locations. The Company has not installed any new white-label ATMs in fiscal year 2025, or during 2026 to date. The Company provided no services related to the Chivo ecosystem in fiscal year 2025 or during 2026 to date.

Ancillary

The Company engages in services as part of its mission to bring the new digital financial system to the world. This includes the sale of point-of-sale terminals (“POS Terminals”) and developing and supporting crypto ecosystems.

Key Performance Indicators and Non-GAAP Financial Measure and Trends

Athena Bitcoin ATMs

The number of Athena Bitcoin ATMs decreased from 3,111 to 2,753 or 12% from December 31, 2025 to March 31, 2026 due to removal of Bitcoin ATMs from locations that were not profitable and regulatory mandates requiring the removal of Bitcoin ATMs from Indiana in March 2026, In addition, removals of Bitcoin ATMs prior to January 1, 2026 that have caused the decrease in number of Bitcoin ATMs include the removals from Oklahoma in October 2025 and St. Paul, Minnesota in December 2025. The decreases will continue into subsequent periods as other areas such as Wisconsin in April 2026, Sterling Heights, Michigan in May 2026, and Tennessee in July 2026 also mandate the removal of Bitcoin ATMs.

Transactions

Median ATM transaction size for Bitcoin decreased from $125 to $120, or 4% and the number of transactions decreased from 62,326 to 35,351, or 43% during the three months ended March 31, 2025 and 2026, respectively due to regulatory mandates requiring a maximum transaction amount per customer per day.

Median OTC transaction size for all crypto assets decreased from $22 thousand to $9 thousand or 59% while the number of transactions increased from 41 to 83 or 202% during the three months ended March 31, 2025 and 2026, respectively due to recent Bitcoin price volatility which caused customers to not purchase large amounts of Bitcoins. OTC transactions are typically $10 or greater.

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

ADJUSTED EBITDA

(in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Net (loss) income	$(467)	$2,624
Adjusted to exclude the following:
Interest expense	6	282
Fees on virtual vault services	330	454
Income tax expense	58	1,024
Depreciation and amortization	2,402	2,001
Adjusted EBITDA	$2,329	$6,385

Key Factors Affecting Our Performance

The performance of our business operations has been and will continue to be affected by a number of factors, including;

•	The price and volatility of crypto assets
•	Adoption of crypto assets as a medium of exchange by merchants and their trading partners
•	Adoption of crypto assets as a store of value by investors
•	That total number of Bitcoin ATMs could reach a saturation in the markets where the Company operates, and the demand, as measured on a per Bitcoin ATM basis, would decrease
•	Investments made by the Company, including in new technologies and strategic acquisitions
•	The ability to determine the transaction fee for Bitcoin ATM transactions
•	The Company’s product and service offerings, including potentially increasing its white-label service offerings
•	Regulations in U.S. and international markets
•	Access to supply of new Bitcoin ATM machines from third-party manufacturers

Components of Results of Operations

Consolidated Balance Sheets

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash maintained at various financial institutions, cash in transit, and cash in Bitcoin ATMs owned and leased by the Company.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand per institution. The Company has deposits in excess of the FDIC-insured limit. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant credit risk due to the financial position of the depository institutions, third-party crypto exchanges or investment vehicles in which those deposits are held. The Company has significant cash in Bitcoin ATMs, held on various third-party crypto exchanges and in transit with cash logistic providers. Cash in transit consists of cash that is picked up by armored truck companies from the Company’s Bitcoin ATMs but not yet deposited in the Company’s bank accounts. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

Crypto assets held

The Company’s crypto assets are Bitcoin and Stablecoin and they are considered indefinite-lived intangible assets. Effective January 1, 2025, the Company measures crypto assets held at fair value. The Company determines the fair value of its Bitcoin and Stablecoin based on quoted (unadjusted) prices on CoinMarketCap.

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

Consolidated Statements of Operations and Comprehensive Income (Loss)

Revenue

Athena Bitcoin ATM

We generate the majority of our revenue from the sale of bitcoin through our network of ATM machines. The Company generated 97% and 96% of its revenue from Bitcoin ATM sales for the three months ended March 31, 2026 and 2025, respectively. The Company recognizes revenue at the point in time when the customer receives the crypto asset. The revenue recognized is the gross transaction amount of crypto assets sold. Revenue is primarily correlated with transaction volume.

Athena Plus

We generate revenue from selling crypto assets to institutional traders and organizations. These are typically done via the phone. The Company generated 1% and 3% of its revenue from Athena Plus for the three months ended March 31, 2026 and 2025, respectively. The Company recognizes revenue at the point in time when the customers receive the crypto asset. The revenue recognized is the gross transaction amount of crypto assets sold. Revenue is primarily correlated with transaction volume.

White-label Service

We generate revenue by installing and operating Bitcoin ATMs on behalf of third parties. Operating responsibilities include providing the ATMs, loading and unloading cash, setting up the network, repairs and maintenance, and software upgrades, if necessary. The Company generated 2% and 1% of its revenue from white-label service for the three months ended March 31, 2026 and 2025, respectively. We charge a fixed monthly service fee to operate these machines. We also charge customers an additional fixed price for certain services, which is an insignificant part of the total revenue for white-label service (less than 1%). The Company does not sell crypto assets to these customers. The Company recognizes the monthly service fee over the term of the service contract.

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

Through March 31, 2026, the ancillary revenue stream has been sporadic and immaterial. The Company generated less than 1% of its revenue from these other revenue streams for the three months ended March 31, 2026 and 2025.

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

The crypto assets acquired are initially measured at cost and subsequently measured at fair value, with changes in fair value recorded in net income in each reporting period. The change in fair value is reflected in cost of revenues in the condensed consolidated statement of operations and comprehensive income. The Company, through its proprietary knowledge, rarely holds crypto assets for more than 2 days, reducing this risk.

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

Other Operating Expenses

Other operating expenses consist of fees related to immigration of employees and other employee transition expenses.

Interest Expense

Interest expense consists of interest expense and includes amortization of debt discount and issuance costs.

Fees on Virtual Vault Services

Virtual Vault is a term used in the Armored Car and Cash Transport industry to define a service provided by armored car services for assets considered property of the bank when the bank does not have a physical vault or location in a given state or location. The fees for virtual vault services included in the accompanying condensed consolidated statement of operations and comprehensive income are for a currency availability service provided to the Company by its bank for making funds held in a virtual vault immediately available to the Company. Neither the term nor the service is related to virtual currency or crypto assets.

Other (Income) Expense

This includes foreign currency transaction gain/loss and penalties as applicable.

Income Tax Expense

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheets in accordance with Financial Accounting Standards Board (FASB) ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated statements of operations and comprehensive income (loss).

The Company accrues liabilities for uncertain tax positions that are not, more likely than not, to be sustained upon examination as of March 31, 2026 and December 31, 2025. Interest and penalties related to uncertain tax positions are recorded in accrued tax liabilities in the accompanying condensed consolidated balance sheets. The Company had no unrecognized tax benefits as of March 31, 2026 and December 31, 2025, that if recognized, would affect its annual effective tax rate.

Results of Operations

The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Comparison of the Three Months Ended March 31, 2026 and 2025

The table below sets forth, for the periods presented, certain historical financial information.

	For the three months ended
	March 31, 2026	March 31, 2025	$ Change	% Change
	(in thousands)

Revenues	$37,183	$72,629	$(35,446)	(49%	)
Cost of revenues	35,006	64,498	(29,492)	(46%	)
Gross profit	2,177	8,131	(5,954)	(73%	)

Operating expenses:
Technology and development	455	458	(3)	(1%	)
General and administrative	1,802	3,054	(1,252)	(41%	)
Sales and marketing	88	491	(403)	(82%	)
Other operating expense	112	(282)	394	140%
Total operating expenses	2,457	3,721	(1,264)	(34%	)

(Loss) income from operations	(280)	4,410	(4,690)	(106%	)

Interest expense	6	282	(276)	(98%	)
Fees on virtual vault services	330	454	(124)	(27%	)
Other expense	(207)	26	(233)	(896%	)
(Loss) income before income taxes	(409)	3,648	(4,057)	(111%	)
Income tax expense	(58)	(1,024)	966	94%
Net (loss) income	$(467)	$2,624	$(3,091)	(118%	)

Revenues (in thousands)

We recognized revenues of $37.183 million during the three months ended March 31, 2026, as compared to revenues of $72.629 million for the three months ended March 31, 2025, representing a decrease in revenues of $35.446 million or 49%. The decline in revenue is primarily due to increased regulation regarding a maximum fee that can be charged for a crypto transaction and a limit on the total that can be purchased per day, along with reductions in the number of ATMs that have been deployed and an overall decrease in the size of individual transactions and transaction volume, driven by economic factors and market volatility. The regulations related to the maximum fee that can be charged per transaction and the limitation on transaction volume per customer per day is expected to remain enforced and replicated by other States; therefore, this trend of decreasing revenues is expected to continue.

Cost of revenues

We incurred cost of revenues of $35.006 million for the three months ended March 31, 2026, compared to cost of revenues of $64.498 million for the three months ended March 31, 2025, representing a decrease in cost of revenues of $29.492 million or 46%. The decreases in cost of revenues are attributable to a decrease in the corresponding sales of Bitcoin as described above and a decrease in the volume of Bitcoin acquired.

Gross profit

We realized gross profit of $2.177 million during the three months ended March 31, 2026, as compared to gross profit of $8.131 million for the three months ended March 31, 2025, representing a decrease in gross profit of $5.954 million or 73%. As discussed above, the decrease in gross profit was attributable to lower revenues driven by regulations, reduced transaction volumes and reductions in the number of ATMs that have been deployed.

Technology and development

We incurred technology and development expenses of $455 thousand for the three months ended March 31, 2026, compared to expenses of $458 thousand for the three months ended March 31, 2025, representing a decrease in technology and development expenses of $3 thousand or 1%.

General and Administrative

We incurred general and administrative expenses of $1.802 million for the three months ended March 31, 2026, compared to expense of $3.054 million for the three months ended March 31, 2025, representing a decrease in general and administrative expenses of $1.252 million or 41%. The decrease resulted from a decrease in salaries and related reduction of bonus accruals as well as a decreased legal fees related to corporate matters and SEC filings, including prior period resale registration statements on Form S-1 and other public company reporting requirements. The Company will continue to monitor and control expenses in anticipation of decreasing revenues.

Sales and Marketing

We incurred sales and marketing expenses of $88 thousand during the three months ended March 31, 2026, as compared to sales and marketing expenses of $491 thousand for the three months ended March 31, 2025, representing a decrease in sales and marketing expenses of $403 thousand or 82%. The decrease was primarily attributable to the conclusion of referral payments under a prior referral arrangement in 2025.

Interest Expense

We incurred interest expense of $6 thousand during the three months ended March 31, 2026, as compared to interest expense of $282 thousand for the three months ended March 31, 2025, representing a decrease in interest expense of $276 thousand or 98%. The decrease was primarily attributable to the repayment in November 2025 of the Senior Secured Loan Agreement, as amended, and the Senior Secured Revolving Credit Promissory Note with KGPLA Holdings LLC (“KGPLA”), an entity in which Mike Komaransky, a former director and principal shareholder of the Company, has a controlling interest and whose Chief Investment Officer, Huaxing “Jason” Lu, served as a director of the Company.

Net (Loss) Income

We had a net loss of $467 thousand for the three months ended March 31, 2026, compared to a net income of $2.624 million for the three months ended March 31, 2025, representing a decrease in net income of $3.091 million or 118%. The decrease in net income is the result of the factors described in the sections discussed above and mostly attributable to the 49% decrease in revenues.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had cash balances of $14.781 million and $11.379 million respectively. The Company also had working capital deficits of $6.513 million and $9.235 million, respectively, largely due to operating lease liabilities, current portion of $7.912 million and $8.751 million as of March 31, 2026 and December 31, 2025, respectively.

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

The Company, given how actively we manage our cash logistics, and how we prioritize and leverage cash pick up based on proprietary operating algorithms and practices, is able to finance and perform its daily operating activities and manage liquidity, while also maintaining the noted levels of cash in the Bitcoin ATM machines. For the three months ended March 31, 2026, the average cash balance was $1.8 thousand per machine in the United States. For the three months ended March 31, 2025, the average cash balance was $3.2 thousand per machine in the United States. For newly installed Bitcoin ATMs, it may take weeks before the Bitcoin ATMs reach normal operating activity, resulting in a reduction of cash in these machines compared to normal operating Bitcoin ATMs. The Company generally has minimum cash of $2.5 thousand in each dispenser in two-way Bitcoin ATM machines in order to have sufficient cash to operate them. The remaining cash is withdrawn from the machine in order to fund the Company’s operations.

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

Our material cash requirements and time periods of such requirements from known contractual and other obligations amount to, in the aggregate, approximately $25.652 million for 2026 and $17.630 million for the years 2027 through 2030 which we expect will be met through our ongoing operations. However, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for redeploying ATM equipment and pursuing other initiatives.

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

Cash Flows

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

The following summarizes our cash flow for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Net cash provided by operating activities	$1,360	$4,198	$(2,838)	(67.6%	)
Net cash used in investing activities	(18)	(552)	534	(96.7%	)
Net cash used in financing activities	(1,664)	(1,539)	(125)	8.1%
Effect of exchange rate changes	(13)	4	(17)	(425.0%	)
Net decrease in cash and cash equivalents	(335)	2,111	(2,446)	(115.9%	)
Cash and cash equivalents and restricted cash, beginning of period	15,166	17,628	(2,462)	(14.0%	)
Cash and cash equivalents and restricted cash, end of period	$14,831	$19,739	$(4,908)	(24.9%	)

Our operating activities provided $1.360 million in cash for the three months ended March 31, 2026 compared to $4.198 million for the three months ended March 31, 2025, representing a decrease in cash provided by operating activities of $2.838 million. The sources of cash from operating activities for the three months ended March 31, 2026, are comprised primarily of depreciation and amortization of $2.402 million and decreases in accounts receivable of $3.886 million, offset by decreases of $3.736 million of liability for cash held for customers and $1.507 million of accounts payable and other liabilities.

The sources of cash from operating activities for the three months ended March 31, 2025, are comprised primarily of net income of $2.624 million and depreciation and amortization of $2.001 million, prepaid expenses and other assets of $1.430 million, and liability for cash held for customers $1.348 million offset by decreases of $1.571 million of crypto assets held.

Our investing activities used $18 thousand and $552 thousand in cash for the three months ended March 31, 2026, and 2025, for purchases of property and equipment of $48 thousand and $552 thousand, respectively.

Our financing activities used $1.664 million and $1.539 million in cash for the three months ended March 31, 2026, and 2025, respectively, primarily due to repayment of equipment notes payable of $1.500 million and $1.445 million, respectively.

Recent Financing Transactions

Equipment notes payable

On September 19, 2024, the Company and Taproot Acquisition Enterprises, LLC, a Delaware limited liability company (“Taproot”), entered into that certain Omnibus Equipment Refinancing Agreement providing for the refinance of the Company’s debt obligations previously incurred in connection with the purchase of Bitcoin ATMs pursuant to the previously entered into equipment financing agreements for the purchase of the Equipment by the Company from Taproot.  The parties agreed that the total outstanding balance of $2.120 million would be paid by one inception payment of $1.158 million upon the execution of the Omnibus Equipment Refinancing Agreement and followed by weekly payments of $20 thousand for a period of 48 weeks. The Omnibus Equipment Refinancing Agreement also contains the representations and warranties of both parties with respect to clear and marketable title of the Equipment and provides provisions addressing an event of default by the Company as a purchaser of the Equipment. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0 as this Omnibus Equipment Refinancing Agreement was terminated and replaced with a Release and Termination Agreement which is included in Short-term debt discussed below (please refer to Short-term debt below for details).

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

In addition, Athena Bitcoin agreed to pay a fee equal to 0.8% of the revenue (to be paid weekly) derived from the sale of Bitcoin in each Bitcoin ATM location until the expiration of the term of the Financing Agreement (36 months) or until full payment of total purchase price for the equipment subject to certain additional limitations. The Financing Agreement also provides the provisions addressing the event of default by either Taproot or Athena Bitcoin, and respective available remedies. Certain property on which the equipment units are located is subject to merchant agreements (as listed in the Financing Agreement), and the Financing Agreement provides for assignment and assumption of merchant agreements and leases, as may be applicable. Furthermore, Taproot is to maintain a first priority interest on the Bitcoin ATMs until fully paid for. In connection therewith, Athena Bitcoin, Taproot and KGPLA Holdings LLC, an entity in which Mike Komaransky, a former director and principal shareholder of Athena Bitcoin has a controlling interest and whose Chief Investment Officer is Huaxing “Jason” Lu, our director, entered into a First Amendment to the Intercreditor Agreement dated as of October 23, 2024, pursuant to which KGPLA agreed to the subordination of its first priority security position on collateral of Athena Bitcoin to Taproot. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0 due to Athena Bitcoin entering into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement on September 4, 2025 (please refer to the detailed discussion of Short-term debt below).

Short-term debt

On February 26, 2024, the Company entered into a financing agreement for $170 thousand with National Partners PFco LLC to pay the insurance premium on its directors’ and officers’ insurance with an annual percentage rate of 8.45% per annum repayable in ten monthly installments beginning March 14, 2024. On October 11, 2024, the Company increased its coverage for the same policy and entered into an additional financing agreement for $170 thousand with an annual percentage rate of 7.95%, repayable in ten monthly installments beginning November 11, 2024. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0.

On December 19, 2024, the Company entered into financing agreements for $116 thousand with National Partners PFco LLC., to pay the insurance premium on its commercial liability insurance with an annual interest rate of 7.95% per annum, repayable in eight monthly installments beginning January 11, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0.

On May 30, 2025, the Company entered into financing agreements for $280 thousand with E.T.I. Financial Corporation, to pay the insurance premium on its cyber, crime and employment practices liability insurance with an annual interest rate of 9.51% per annum, repayable in ten monthly installments beginning June 14, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $0 and $88 thousand, respectively.

On September 4, 2025, the Company entered into a Release and Termination Agreement with Taproot and the Taproot Parties to terminate and settle all outstanding obligations under several prior arrangements, including the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. Under the terms of the Release and Termination Agreement, the Company agreed to pay the Taproot Parties an aggregate Termination Payment of $9 million, consisting of an upfront payment of $3 million upon execution of the agreement and weekly installments of $115 thousand over 52 weeks. Upon payment in full, all security interests, liens, and other encumbrances under the prior agreements will be released, and all outstanding obligations between the parties will be deemed satisfied and discharged.

At the date of settlement, the carrying amount of the debt obligation under the Equipment Financing Agreement was $4.3 million. The Company also recorded the following items associated with the extinguishment of debt:

a)	$3.2 million, related to the Equipment Financing Agreement and 2024 Financing Royalty Buy-Out, representing the lump-sum buy-out of a 0.5% vendor participation obligation.
b)	$300 thousand, related to the Location Referral Agreement and Location Agreement Buy-Out, representing the lump-sum buy-out of a referral revenue share obligation.
c)	$1.1 million, recorded as a settlement premium, representing the excess of the total settlement consideration over the carrying amount of the extinguished obligations.
d)	$5.283 million, the Company recorded a loss due to the extinguishment of debt of $5.283 million related to the termination and settlement of all outstanding obligations under the Equipment Financing Agreements, the Omnibus Equipment Refinancing Agreement, the Location Referral Agreement, the Client Services Agreement, and the Development Services Agreement. The loss included the extinguishment of the debt of $4.602 million and $681 thousand of unamortized imputed interest.

As of March 31, 2026, and December 31, 2025, the outstanding principal of the Release and Termination Agreement was $2.538 million and $4.038 million, respectively, which was included in short-term debt in the condensed consolidated balance sheets.

On October 9, 2025, the Company entered into insurance premium financing agreements for $223 thousand (gross premium in the amount of $284 thousand less $61 thousand deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its directors’ and officers’ insurance with an annual interest rate of 9.5% per annum, repayable in ten monthly installments beginning November 11, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal was $114 thousand and $180 thousand, respectively

On December 30, 2025, the Company entered into insurance premium financing agreements for $59 thousand (gross premium in the amount of $74 thousand less $15 thousand deposit) with E.T.I. Financial Corporation, to pay the insurance premium on its commercial general liability insurance with an annual interest rate of 12.06% per annum, repayable in ten monthly installments beginning February 1, 2026. As of March 31, 2026, and December 31, 2025, the outstanding principal was $49 thousand and $59 thousand, respectively.

Convertible debt, related-party

On January 31, 2020, the Company entered into a Secured Convertible Debenture agreement with KGPLA. The Secured Convertible Debenture provided for a principal amount of $3 million, with a maturity date of January 31, 2025, which was extended to January 31, 2026. Interest as defined by the agreement is 8% per annum. The Secured Convertible Debenture is convertible into shares of the Company’s common stock at a conversion price equal to $0.012 per share or, if lower, a price determined by specified formulas depending on the type of conversion event: (a) upon the next sale (or series of related sales) by the Company of additional equity securities under an exemption from registration available under the rules promulgated under the Securities Act, from which the Company receives gross proceeds of not less than $3 million; provided that, for clarification, this is not meant to include any actions or listing for trading on the OTC Markets, the conversion price will be the lesser of (i) the lowest per share purchase price of the equity securities issued in such financing, reduced by a 20% discount, or (ii) the price per share equal to a valuation cap of $70.282 million, divided by the Company’s fully diluted capitalization immediately prior to the financing; (b) in the event of our first underwritten public offering of common stock under the Securities Act whereby the our common stock is listed or admitted for trading on a national stock exchange in the United States, as reported on the principal national security exchange or quotation system on which such security is quoted or listed, the conversion price will be the lesser of (i) the lowest per share purchase price of equity securities issued in the IPO, reduced by a 20% discount, or (ii) 90% of the quotient obtained by dividing the Valuation Cap by the fully diluted capitalization immediately prior to the IPO; (c) in connection with a corporate transaction, including certain mergers, consolidations, changes of control or sales of substantially all assets, the conversion price will equal the Valuation Cap divided by the fully diluted capitalization immediately prior to such transaction; and (d) for conversions occurring at or after maturity or at the option of the investor at any time, the conversion price will also equal the valuation cap divided by the fully diluted capitalization immediately prior to such conversion.

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

The loan agreement imposed a number of restrictive covenants on the Company and its subsidiaries for so long as any obligations remain outstanding. Without the KGPLA’s consent, the Company may not incur additional debt other than debt under the loan documents, certain existing debt (including the Secured Convertible Debenture and debt owed to Banco Hipotecario), certain debt owed to Taproot or unsecured debt incurred after the closing. The Company is also restricted from granting liens on its assets, except for liens under the loan documents, liens in favor of Banco Hipotecario existing on the closing date, or certain permitted tax liens. The Company and its subsidiaries may not merge, consolidate, liquidate, or dissolve except in limited circumstances, and may not engage in businesses other than those conducted on the effective date or reasonably related thereto. The Company is prohibited from disposing of collateral, making voluntary prepayments or amendments with respect to subordinated debt (other than repayment of the specified Secured Convertible Debenture), or declaring or paying dividends or other cash distributions on its equity. In addition, the Company may not amend or modify material contracts in a manner adverse to KGPLA without KGPLA’s consent. Material contracts are generally those with consideration of $50 thousand or more, or otherwise material to the Company’s business, operations, financial condition, or prospects.

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

Separate from the repaid Loan Agreement and the Revolving Credit Note with KGPLA, a Secured Convertible Debenture with KGPLA dated January 31, 2020 (as amended and restated May 15, 2023) remained outstanding at December 31, 2024 and was voluntarily repaid in full on November 24, 2025, as noted above.

As of March 31, 2026, and December 31, 2025, the outstanding principal debenture amount is $0.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the unaudited condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 1 to our unaudited condensed consolidated financial statements contained herein.

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customer, (“FASB ASC 606”) the Company recognizes revenue at the point of sale or over time of the service period for these products or services to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. Pursuant to FASB ASC 606, the Company recognizes revenue by applying the following steps:

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

The Company currently has an Anti-Money-Laundering (“AML”) / Bank Secrecy Act (“BSA”) policy and Procedures Manual to comply with FinCEN regulatory requirements regarding CIP and KYC. Athena employs a risk-based approach and a tiered system using a number of systems and AML analysts as well as various compliance triggers associated with its software. For transactions up to $2,000 per day, in the states and territories of the United States which do not currently restrict daily transaction limits (Tier 1) customers insert a phone number and Athena utilizes an onboarding tool which provides a name and address associated with the phone number provided. If a customer wishes to purchase greater than $2 thousand a day (Tier 2), Athena requires a driver’s license ID scan which captures name, birthdate, physical address, and ID number. A customer cannot proceed at this level without complying with this step. If a customer wishes to use a passport, at this level, the customer can contact Athena to validate the passport. If a customer purchases $3 thousand, the customer will also be required to submit their social security number. Athena has other compliance triggers for similar information over the course of a customer’s spending as well as photos taken of the customer at each transaction. Athena has defined procedures for enhanced due diligence procedures based on a risk-based approach. These procedures utilize investigative software and customer question forms to obtain additional KYC and source of funds information. Athena also uses a sophisticated tool to ensure that when the Company transmits Bitcoin, it is not sent to a high risk or prohibited wallet. The tool will block any such transmissions. Finally, Athena utilizes a variety of anti-fraud measures including various warnings and a pledge of ownership that the customer owns and controls the submitted wallet.

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

The Company leases Company-owned Bitcoin ATMs to its clients. The Company elected the expedient in FASB ASC 842, Leases (“ASC 842”), which permits combining the lease and non-lease components together if the lease component has the same timing and pattern of transfer as the non-lease component and the lease component is an operating lease. Both of these conditions are met (for a more detailed discussion see Leases within NOTE 1 of the unaudited condensed consolidated financial statements included herein).

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

We record invoices from vendors in the appropriate expense category, in the correct time period in which services were provided, in USD and for vendors who elect to be paid in crypto assets, we transfer the crypto assets at market value at the time of transfer in line with ASC 820, Fair Value Measurement. We then recognize as a gain or loss, the difference between the current carrying value of the crypto asset, and its market value to cost of revenues in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheets in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the condensed consolidated balance sheets.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

Commitments and Contingencies

We assess legal contingencies in accordance with ASC 450—Contingencies and determine whether a legal contingency is probable, reasonably possible or remote. When contingencies become probable and can be reasonably estimated, we record an estimate of the probable loss. When contingencies are considered probable or reasonably possible but cannot be reasonably estimated, we disclose the contingency when the probable or reasonably possible loss could be material.

Litigation

From time to time in the regular course of our business, we are involved in various lawsuits, claims, investigations and other legal matters. Except as noted under, or incorporated by reference in, “Legal Proceedings” herein, there are no material legal proceedings pending or known by us to be contemplated to which we are a party or to which any of our property is subject to.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company’s contract with the government of El Salvador for the operation of the Chivo branded ATMs obligates the Company to assume the risk of loss for funds used in the operation of the Chivo branded ATMs while those funds are in transit. The Company has contracted with licensed and insured cash logistics companies to securely transport these funds. The logistics companies’ insurance covers in full the value of the funds in transit however, in the event of a loss or destruction of the funds in transit, the Company could encounter a timing delay between insurance payment for lost funds and the date of actual loss. The amount of funds in transit varies based on multiple factors including but not limited to economic activity, seasonality, holiday and bank closure calendars. The amount of funds in transit as of March 31, 2026 and December 31, 2025, were $10.215 million and $6.400 million, respectively.

Accounting Pronouncements Pending Adoption

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

In November 2024, the FASB issued ASU 2024-03. "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impacts of this guidance on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item..

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2025, management identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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

Notwithstanding the above identified material weaknesses, management believes the Condensed Consolidated Financial Statements as included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Unaudited Condensed Consolidated Financial Statements in “Note 15 – Commitments and Contingencies”, under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

Except as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026, under the heading “Item 1A. Risk Factors”, except as set forth below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are not subject to the reporting requirements of Section 12 of the Exchange Act and are therefore a voluntary filer. We expect that, shortly after the filing of this Report, we will file a Form 15 and stop filing periodic and current reports with the SEC, which will significantly reduce the information available about us and could adversely affect the liquidity and value of our common stock.

We have not registered our common stock under Section 12 of the Securities Exchange Act, and we currently have fewer than 300 holders of record of our common stock. As a result, we are not required to file periodic reports with the SEC pursuant to Section 13(a) of the Exchange Act and are currently a voluntary filer.

While we have filed this Quarterly Report on Form 10-Q with the SEC, on May 12, 2026, our Board of Directors approved the filing of a Form 15 with the SEC to suspend our voluntary reporting obligations under Rule 12h-3 of the Exchange Act due to the significant costs and administrative burdens associated with being a reporting company. We expect to file the Form 15 shortly after the filing of this Report. Upon the filing of the Form 15, our obligation to file periodic reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be immediately suspended.

Assuming we cease filing reports with the SEC, current and prospective investors may have limited or no access to information regarding our business, financial condition and results of operations. The absence of publicly available information could impair investors’ ability to make informed investment decisions, and could further reduce the trading market and volume for our common stock, which is already limited. Any such reduction in available information and market liquidity could result in increased volatility and a decline in the trading price of our common stock, and investors may have difficulty buying or selling shares at desired prices, or at all.

Increasing state regulation of cryptocurrency ATMs, including fee caps and similar restrictions, has in the past, and is expected to continue in the future, to reduce our revenue per transaction and could materially adversely affect our business, financial condition and results of operations.

A growing number of U.S. states have enacted, and many additional states are actively considering, legislation and regulations governing cryptocurrency ATMs (including Bitcoin ATMs), including measures that directly or indirectly limit the fees that operators may charge to customers. For example, in California, the Digital Financial Assets Law, effective January 1, 2025, prohibits kiosk operators from charging fees in excess of the greater of $5 or 15% of the transaction amount. These types of fee limitations are significant in light of the fact that we have historically derived the majority of our revenue from transaction fees, which for the three months ended March 31, 2026, and 2025, was 34% and 20%, respectively.

In addition to fee caps, numerous states have adopted or proposed other restrictions (such as transaction limits, enhanced disclosure requirements, licensing regimes, refund obligations and, in certain cases, outright prohibitions on cryptocurrency ATMs), that, individually or in the aggregate, have in the past, and may in the future, reduce transaction volume, increase compliance costs and limit our ability to operate profitably. Moreover, regulatory activity is accelerating, with numerous states having adopted or proposed new laws governing cryptocurrency kiosks in recent periods, and additional states expected to follow.

These regulatory developments are largely driven by concerns regarding fraud and consumer protection, and there can be no assurance that future legislation will not impose additional fee caps, stricter limitations or other requirements that could further constrain our business or make it impossible or uneconomic for us to operate. To the extent that fee caps or similar restrictions are adopted in jurisdictions in which we operate, our revenue per transaction is expected to decline, which would adversely affect our overall revenues and margins. In addition, if such regulations render it uneconomical for us to operate in certain jurisdictions, we may be required to reduce, suspend or discontinue operations in those states, which would further reduce our revenues and could result in impairment charges or other losses.

As additional states adopt similar or more restrictive regulatory frameworks, including potential fee caps or prohibitions on cryptocurrency ATMs, our ability to maintain or grow our revenue may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, and for the period from April 1, 2026, to the filing date of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)              The below event occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events below under “Item 8.01 Other Events”, instead of a stand-alone Current Report on Form 8-K:

Item 8.01 Other Events.

On May 12, 2026, our Board of Directors approved the filing of a Form 15 with the SEC to suspend our voluntary reporting obligations under Rule 12h-3 of the Exchange Act due to the significant costs and administrative burdens associated with being a reporting company. We expect to file the Form 15 shortly after the filing of this Report. Upon the filing of the Form 15, our obligation to file periodic reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be immediately suspended.

The below events occurred during the period covered by this Quarterly Report on Form 10-Q and were not disclosed in a Current Report on Form 8-K:

The Compensation Committee of the Company approved ad hoc bonuses of $870,000 to officers and employees of the Company, which were paid on March 12, 2026. Included in the bonuses were $500,000 paid to Mr. Matias Goldenhörn, the Chief Executive Officer and Director of the Company, and $75,000 paid to Mr. Carlos Carreño, Chief Operating Officer and Director of the Company.

(c)  During the three months ended March 31, 2026, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

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

Date: May 14, 2026	By:	/s/ Matias Goldenhörn
	Name:	Matias Goldenhörn
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Omar Jimenez
	Name:	Omar Jimenez
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

